Form 10QSB
period 1996-04-30
TRANSNATIONAL INDUSTRIES INC
filed 1996-06-13
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended April 30, 1996

     [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from ___________ to ___________.

                        Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
           (Name of small business issuer as specified in its charter)


                                    Delaware
                         (State or Other Jurisdiction of
                         Incorporation or Organization)

                                   22-2328806
                                (I.R.S. Employer
                             Identification Number)
                               Post Office Box 198
                                  U.S. Route 1
                         Chadds Ford, Pennsylvania 19317
                    (Address of principal executive offices)

                                 (610) 459-5200
                           (Issuer's telephone number)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (which is the period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES X  NO

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common stock, $0.20 par value
                      Outstanding at May 31, 1996: 324,220

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                      INDEX                            PAGE


Part I.  FINANCIAL INFORMATION

         1. Financial Statements

            Condensed consolidated balance sheets --
            April 30, 1996, and January 31, 1996.                          3-4

            Condensed consolidated statements of operations --
            Three months ended April 30, 1996, and 1995.                     5

            Condensed consolidated statements of cash flows --
            Three months ended April 30, 1996, and 1995.                     6

            Notes to condensed consolidated financial statements --
            April 30, 1996.                                                7-8

         2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-10


Part II. OTHER INFORMATION

         6. Exhibits and Reports on Form 8-K                                11


SIGNATURES                                                                  11

I.       FINANCIAL INFORMATION

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                    April 30,  January 31
                                                         1996        1996
                                                 ------------  ----------
                                                  (Unaudited)   (Audited)
Assets
Current Assets
    Cash                                              $   210     $   339
    Accounts receivable                                   743       1,178
    Inventories                                         1,466       1,197
    Other current assets                                  114         111
                                                      -------     -------
Total Current Assets                                    2,533       2,825


Machinery and Equipment
    Machinery and equipment, at cost                    2,169       2,147
    Less accumulated depreciation                       1,601       1,563
                                                      -------     -------
Net Machinery and Equipment                               568         584


Other Assets
    Repair and maintenance inventories, less
     provision for obsolescence                           206         206
    Computer software, less amortization                  195         199
    Excess of cost over net assets of business
     acquired, less amortization                        2,011       2,028
                                                      -------     -------
Total Other Assets                                      2,412       2,433
                                                      -------     -------
Total Assets                                           $5,513      $5,842
                                                      =======     =======




See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                   April 30,    January 31,
                                                     1996          1996
                                                 -----------  -------------
                                                 (Unaudited)      (Audited)
Liabilities and stockholder's equity
Current Liabilities:
     Accounts payable                                $   363        $   408
     Deferred maintenance revenue                        390            536
     Other current liabilities                           325            297
     Billings in excess of cost and
     estimated earnings                                  442            441
     Current maturities of long-term debt                170            190
                                                     -------        -------
Total Current Liabilities                              1,690          1,872
Long-Term Debt, less current maturities                1,522          1,734
Stockholders' Equity
     Series B Cumulative  Convertible
     Preferred  Stock,$0.01  par value - 1,744
     shares authorized, issued and outstanding
     (liquidating value $699,780)                        399            399
     Common Stock,  $0.20 par value - authorized
     1,000,000  shares;  issued and
     outstanding:
     324,420 shares                                       65             65
     Additional paid-in capital                        8,502          8,502
     Accumulated deficit                              (6,665)        (6,730)
                                                     -------        -------
Total stockholders' equity                             2,301          2,236
                                                     -------        -------
Total liabilities and stockholders' equity            $5,513         $5,842
                                                      ======         ======


See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended
                                                          April 30,
                                                    1996             1995

Revenues                                           $1,710           $1,264
Cost of Sales                                       1,207              909
                                                 --------         --------
Gross Margin                                          503              355

Selling expenses                                      121               82
Research and development                              105              108
General and administrative expenses                   183              158
                                                 --------         --------
                                                      409              348
                                                 --------         --------
Operating income                                       94                7

Interest expense (income)                              23               (5)
                                                 --------         --------
Income before income tax                               71               12

Provision for income taxes                              6               --
                                                 --------         --------
Net income                                             65               12

Preferred dividend requirement                         12               12
                                                 --------         --------
Income  applicable to common shares                    53               --

Income per common share                             $0.12               --
                                                 ========         ========
Weighted average common shares outstanding        433,133          433,133
                                                 ========         ========



See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                     Three Months Ended
                                                          April 30,
                                                    1996             1995

Net cash provided (used) by operating
  activities                                     $   112          $  (198)
                                                 -------          -------

Net cash provided (used) by investing
  activities                                         (27)              (7)

Net cash provided (used) for financing
  activities                                        (214)             (36)
                                                 -------          -------

Increase (decrease) in cash                         (129)            (241)
Cash at beginning of period                          339              670
                                                 -------          -------
     Cash at end of period                       $   210          $   429
                                                 =======          =======



See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 1996


Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1996, contained in the Registrant's Annual Report on Form 10- KSB for the year ended January 31, 1996.


Note B -- CONTINGENCIES

     In the fiscal year ended January 31, 1996, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at April 30, 1996.

     The Company had outstanding standby letters of credit of $129,000 and $267,000 at April 30, 1996 and January 31, 1996, respectively. Cash of $138,000 was pledged as collateral for outstanding standby letters of credit at January 31, 1996. No cash was pledged as collateral for the outstanding standby letter of credit at April 30, 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of operations

Revenues in the first quarter of fiscal 1997 were $1,710,000 compared to $1,264,000 in the first quarter of fiscal 1996, an increase of $446,000 or 35%. The increase was primarily due to higher dome revenues. Dome revenues were $1,234,000 in the first quarter of fiscal 1997 compared to $835,000 in the first quarter of fiscal 1996, an increase of $399,000 or 48%. The increase in dome revenues was attributable to a high level of production and installation activity on orders for film theaters. Planetarium revenues were $476,000 in the first quarter of fiscal 1997 compared to $429,000 in the first quarter of fiscal 1996 an increase of $47,000 or 11%. The increase in planetarium revenues was due to production activity on new systems for recent orders from the educational market. Planetarium revenues include $294,000 in the first quarter of fiscal 1997 and $285,000 in the first quarter of fiscal 1996 for the sale of maintenance and parts.

Gross margins were on the low side of historical averages at 29.4% in the first quarter of fiscal 1997 and 28.1% in the first quarter of fiscal 1996. Gross margins in the first quarter of fiscal 1997 were affected by low margins on simulator domes sold for military training and high costs of temporary labor used to install domes for film theaters. Gross margins in the first quarter of fiscal 1996 were lowered by volume related inefficiencies and simulator domes sold for military training. Also lowering gross margins in the first quarter of fiscal 1996 was the learning cost related to the production and installation of a curved projection screen for a customer's new ride simulator. Selling expenses increased 48% ($39,000) as compared to the first quarter of fiscal 1996 due to the restoration of selling staff levels, promotional expenditures related to Spitz's fiftieth anniversary, and costs of market research for new video production products. Research and development costs decreased 3% ($3,000) as compared to the first quarter of fiscal 1996 as efforts continue to modify and expand the Company's products. The decrease was due to the low utilization of engineering resources on customer contract activities in the first quarter of fiscal 1996 which directed more effort to research of development projects. General and administrative expenses increased 16% ($25,000) due to inflationary increases and the reinstatement of directors fees.

Reported interest expense was reduced in the first quarter of fiscal 1997 and eliminated in the first quarter of fiscal 1996 as a result of the accounting in accordance with Statement of Financial Accounting Standards No. 15 (Accounting by Debtors and Creditors for Troubled Debt Restructuring) by which interest payments on modified debt agreements are not expended but applied to the adjusted book value of the debt. Since the original maturity of the restructured debt agreements was February 1, 1996, the balance of the estimated interest payments carried as debt had been reduced to $18,000 as of January 31, 1996. In the first quarter of fiscal 1997, interest amounting to $42,000 was paid on modified debt agreements, of which $18,000 was applied against debt and $24,000 was expended. Combined with interest paid on capital lease obligations and interest income from temporary cash investments, this resulted in net interest expense of $23,000 recorded in the first quarter of fiscal 1997. In the first quarter of fiscal 1996, interest amounting to $46,000 was paid on modified debt agreements, of which the entire amount was applied against debt. Interest income from temporary cash investments combined with interest paid on capital lease obligations resulted in net interest income of $5,000 recorded in the first quarter of fiscal 1996.

No federal income tax expense was recorded, as federal taxable income was offset by net operating loss carryforwards. In fiscal 1996, the Company was able to also offset state taxable income with prior net operating losses. A $6,000 provision for income taxes was recorded for the estimated state income tax attributable to the net income in the first quarter of fiscal 1997. As a result of the above, net income of $65,000 was recorded in the first quarter of fiscal 1997 compared to $12,000 in the first quarter of fiscal 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $112,000 in the first quarter of fiscal 1997 compared to net cash used by operating activities of $198,000 in the first quarter of fiscal 1996. The $112,000 provided by operations in the first quarter of fiscal 1997 consisted of $139,000 provided from earnings offset by $18,000 of interest payments booked against debt and $9,000 used by changes in operating assets and liabilities. The $198,000 used by operations in the first quarter of fiscal 1996 consisted of $91,000 provided from earnings offset by $46,000 of interest payments and $243,000 used by changes in operating assets and liabilities.

The $112,000 provided by operations in first quarter of fiscal 1997 was offset by $169,000 principal paid on the revolving credit note, $45,000 principal paid on term debt and capital leases and $27,000 invested in capital assets. In addition to the $198,000 used by operations in first quarter of fiscal 1996, $36,000 was used to make principal payments on debt and capital leases and $7,000 was invested in capital assets. The net result was a $129,000 reduction in cash balances during the first quarter of fiscal 1997 compared to a reduction of $241,000 during the first quarter of fiscal 1996.

Total debt at April 30, 1996 was $1,692,000, a decrease of $232,000 from $1,924,000 at January 31, 1996. In summary, this decrease was achieved through net cash payments of $169,000 applied to the revolving credit note plus $63,000 (including $18,000 of interest payments) applied to term debt and capital lease obligations.

At April 30, 1996 the balance on the revolving credit note was $99,000 compared to $269,000 at January 31, 1996. At April 30, 1996 and January 31, 1996 the $500,000 borrowing limit under the revolving credit agreement was reduced by $129,000 for standby letters of credit. This resulted in unused borrowing capacity of $272,000 at April 30, 1996 compared to $102,000 at January 31, 1996. Additional standby letters of credit totalling $138,000 were collateralized by cash at January 31, 1996. There were no standby letters of credit collateralized by cash at April 30, 1996. Additional liquidity was provided by unrestricted cash balances of $210,000 at April 30, 1996 compared to $201,000 at January 31, 1996. Other sources of liquidity are trade accounts receivable and costs and profit on contracts in progress in excess of billings. Trade accounts receivable decreased to $743,000 at April 30, 1996 from $1,178,000 at January 31, 1996.
Costs and profit on contracts in progress, recorded net of billings, increased to $260,000 at April 30, 1996 from $25,000 at January 31, 1996. The changes in the various liquidity sources are due primarily to changes in operating assets resulting from the timing of work and progress payments on customer contracts. The Company is in compliance with all material covenants required under its new credit agreements.

The Company believes that with the extension of its debt agreements to May 1, 1997, its cash flow from operations and existing cash balances will be sufficient to meet its cash requirements through fiscal 1997. Liquidity beyond May 1, 1997 will likely depend on the Company's ability to refinance the maturities of the restructured debt agreements. The Company is seeking new financing to replace its existing debt agreements and to provide added liquidity for the expansion of its products. The Company believes that the ability to refinance the existing debt agreements will be influenced by future revenue levels as well as external credit markets.

II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.           Description of Document

   27            Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended April 30, 1996.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       TRANSNATIONAL INDUSTRIES, INC.


                                       /s/   Paul L. Dailey, Jr.
                                       -------------------------
Date:  June 13, 1996                   Paul L. Dailey, Jr.
                                       Secretary-Treasurer

                                       Signing on Behalf of Registrant
                                       and as Chief Financial Officer