Form 10QSB
period 1996-07-31
TRANSNATIONAL INDUSTRIES INC
filed 1996-09-13
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1996

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

         For the transition period from to .

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

                          Common stock, $0.20 par value
                     Outstanding at August 31, 1996: 324,220

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX PAGE


Part I.    FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed consolidated balance sheets --
                    July 31, 1996,and January 31, 1996.               3-4

                    Condensed  consolidated  statements  of
                    operations -- Three months ended July 31,
                    1996, and 1995; six months ended July 31,
                    1996 and 1995.                                      5

                    Condensed consolidated statements of cash
                    flows -- Six months ended July 31, 1996,
                    and 1995.                                           6

                    Notes to condensed consolidated financial
                    statements -- July 31, 1996.                      7-8

         Item 2.    Management's Discussion and Analysis of
                    Financial Condition and Results of Operations    9-11


Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                             12

I.       FINANCIAL INFORMATION

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                   July 31,        January 31,
                                                     1996              1996
                                                -------------     -----------
                                                  (Unaudited)       (Audited)
Assets
Current Assets
    Cash                                             $   633         $   339
    Accounts receivable                                  606           1,178
    Inventories                                        1,223           1,197
    Other current assets                                 126             111
                                                    ---------        --------
Total Current Assets                                   2,588           2,825


Machinery and Equipment
    Machinery and equipment, at cost                   2,200           2,147
    Less accumulated depreciation                      1,639           1,563
                                                    ---------        --------
Net Machinery and Equipment                              561             584


Other Assets
    Repair and maintenance inventories, less
     provision for obsolescence                          206             206
    Computer software, less amortization                 190             199
    Excess of cost over net assets of business
     acquired, less amortization                       1,994           2,028
                                                    ---------        --------
Total Other Assets                                     2,390           2,433
                                                    ---------        --------
Total Assets                                          $5,539          $5,842
                                                    =========        ========




See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                        July 31,    January 31,
                                                          1996          1996
                                                     -----------     --------
                                                     (Unaudited)    (Audited)
Liabilities and stockholder's equity Current
Liabilities:
     Accounts payable                                  $   261       $   408
     Deferred maintenance revenue                          505           536
     Other current liabilities                             246           297
     Billings in excess of cost and estimated
     earnings                                              622           441
     Current maturities of long-term debt                1,503           190
                                                       ---------      -------
Total Current Liabilities                                3,137         1,872
Long-Term Debt, less current maturities                     47         1,734
Stockholders' Equity
     Series B Cumulative  Convertible
     Preferred  Stock,$0.01  par value - 1,744
     shares authorized, issued and outstanding
     (liquidating value $711,770)                          399           399
     Common Stock,  $0.20 par value - authorized
     1,000,000  shares;  issued and
     outstanding:
     324,220 shares                                         65            65
     Additional paid-in capital                          8,502         8,502
     Accumulated deficit                                (6,611)       (6,730)
                                                       ---------      -------
Total stockholders' equity                               2,355         2,236
                                                       ---------      -------
Total liabilities and stockholders' equity              $5,539        $5,842
                                                       =========      =======


See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)


                                           Three Months Ended   Six Months Ended
                                                 July 31,            July 31,
                                              1996      1995      1996     1995
                                           -------  --------   ------- --------

Revenues                                   $ 1,486    $1,333   $ 3,196  $ 2,597
Cost of Sales                                  979       900     2,186    1,809
                                           -----------------   ----------------
Gross Margin                                   507       433      1010      788

Selling expenses                               127       123       248      205
Research and development                       105       107       210      215
General and administrative expenses            179       198       362      356
                                           -----------------   ----------------
                                               411       428       820      776
                                           -----------------   ----------------
Operating income                                96         5       190       12

Interest expense (income)                       42        (5)       65      (10)
                                           -----------------   ----------------
Income before income tax                        54        10       125       22

Provision for income taxes                      --        --         6       --
                                           -----------------   ----------------
Net income                                      54        10       119       22

Preferred dividend requirement                  12        12        24       24
                                           -----------------   ----------------
Income  applicable to common shares           $ 42     $  (2)     $ 95     $ (2)
                                           =================   ================

Income per common share                      $0.10        --    $ 0.22       --
                                           =================   ================
Weighted average common shares             440,133   433,133   436,633  433,133
outstanding                                =================   ================


See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                        Six Months Ended
                                                             July 31,
                                                     ----------------------
                                                         1996         1995
                                                     ----------------------
Net cash provided (used) by operating activities      $   712         $222

Net cash provided (used) by investing activities         (62)        (106)

Net cash provided (used) for financing activities       (356)         (71)
                                                     ----------------------

Increase (decrease) in cash                               294           45
Cash at beginning of period                               339          670
                                                     ----------------------
     Cash at end of period                             $  633      $   715
                                                     ======================



See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 1996


Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month and six month periods ended July 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1996, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1996.


Note B -- DEBT MATURITIES

     The convertible term note and revolving credit agreement payable to the Company's primary lender mature on May 1, 1997. The maturity date requires any amounts due under the debt agreements to be reclassified with current liabilities as of July 31, 1996. The balance of the convertible term note at July 31, 1996 was $1,489,000. There was no balance outstanding under the revolving credit agreement at July 31, 1996. Both debt agreements originally matured on February 1, 1996 but were extended to May 1,1997. The Company is in the process of evaluating the availability of alternative financing from other sources. It is expected that the note will be extended under new terms or refinanced prior to the May 1, 1997 maturity date.


Note B -- CONTINGENCIES

     In the fiscal year ended January 31, 1996, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at July 31, 1996.

     The Company had outstanding standby letters of credit of $129,000 and $267,000 at July 31, 1996 and January 31, 1996, respectively. Cash of $138,000 was pledged as collateral for outstanding standby letters of credit at January 31, 1996. No cash was pledged as collateral for the outstanding standby letter of credit at July 31, 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of operations

Revenues in the second quarter and first six months of fiscal 1997 were $1,486,000 and $3,196,000 compared to $1,333,000 and $2,597,000 in the comparable periods of fiscal 1996. The increase of $153,000 (11%) for the quarter was due to higher planetarium revenues which were partially offset by lower dome revenues. The increase of $599,000 (23%) for the six month period resulted from higher planetarium and dome revenues. Planetarium revenues were $706,000 and $1,182,000 in the second quarter and first six months of fiscal 1997 compared to $403,000 and $832,000 in the comparable periods of fiscal 1996, an increase of $303,000 (75%) and $350,000 (42%), respectively. The increase in planetarium revenues was due to production activity on new systems for recent orders from the educational market. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $284,000 and $565,000 in the second quarter and first six months of fiscal 1997 compared to $280,000 and $536,000 in the comparable periods of fiscal 1996. The increase in maintenance and parts revenues was primarily due to the timing of performance on preventive maintenance agreements. Dome revenues were $780,000 and $2,014,000 in the second quarter and first six months of fiscal 1997 compared to $930,000 and $1,765,000 in the comparable periods of fiscal 1996, a decrease of $150,000 (16%) and an increase of $249,000 (14%), respectively. The increase in dome revenues for the six month period was attributable to a high level of production and installation activity on orders for film theaters during the first quarter of fiscal 1997. This was partially offset by higher revenues related to a special theme park exhibit and trade show exhibit in the second quarter of fiscal 1996.

Gross margins were 34.1% and 31.6% in the second quarter and first six months of fiscal 1997 compared to 32.5% and 30.3% in the comparable periods of fiscal 1996. The higher margins in the second quarter of fiscal 1997 resulted from more profitable revenues on the sale of planetarium systems and film theater domes. Also improving gross margins in the second quarter of fiscal 1997 was the volume related reduction of inefficiencies. The improvement in the second quarter of fiscal 1997 offset low margins in the first quarter on simulator domes sold for military training and high costs of temporary labor used to install domes for film theaters. Selling expenses increased $4,000 (3%) and $43,000 (21%) in the second quarter and first six months of fiscal 1997 compared to the comparable periods of fiscal 1996. The increase in the first six months was due to higher first quarter costs resulting from the restoration of selling staff levels, promotional expenditures related to Spitz's fiftieth anniversary, and costs of market research for new video projection products. Research and development expenses decreased $2,000 (2%) and $5,000 (2%) in the second quarter and first six months of fiscal 1997 compared to the comparable periods of fiscal 1996. The decrease was due to the low utilization of engineering resources on customer contract activities in the first six months of fiscal 1996 which directed more effort to research and development projects. General and administrative expenses decreased $19,000 (10%) in the second quarter and increased $6,000 (2%) in the first six months of fiscal 1997 compared to the comparable periods of fiscal 1996. The decrease in the second quarter was due to reductions in professional fees and costs associated with the annual shareholders meeting. The second quarter decrease offset higher first quarter costs which resulted from the reinstatement of director fees.

Reported interest expense was reduced in fiscal 1997 and eliminated in fiscal 1996 as a result of the accounting in accordance with Statement of Financial Accounting Standards No. 15 (Accounting by Debtors and Creditors for Troubled Debt Restructuring) by which interest payments on modified debt agreements are not expensed but applied to the adjusted book value of the debt. At January 31, 1996, debt book value included $18,000 of expected interest payments remaining from the estimate based on the original maturity date of February 1, 1996. Interest paid on modified debt agreements amounted to $42,000 and $85,000 in the second quarter and first six months of fiscal 1997. In the first quarter of fiscal 1997, $18,000 of interest payments were applied against the balance carried as debt reducing reported interest expense on modified debt agreements to $67,000 for the first six months of fiscal 1997. Combined with interest paid on capital lease obligations and interest income from temporary cash investments, this resulted in net interest expense of $42,000 and $65,000 reported for the second quarter and first six months of fiscal 1997. Interest paid on modified debt agreements amounted to $46,000 and $92,000 in the second quarter and first six months of fiscal 1996. In fiscal 1996, the entire amount of interest paid on modified debt agreements was applied to the book value of the debt eliminating reportable interest expense. Interest income from temporary cash investments combined with interest paid on capital lease obligations resulted in net interest income of $5,000 and $10,000 reported in the second quarter and first six months of fiscal 1996.

No federal income tax expense was recorded, as federal taxable income was offset by net operating loss carryforwards. In fiscal 1996, the Company was able to also offset state taxable income with prior net operating losses. A $6,000 provision for income taxes was recorded for the estimated state income tax attributable to the net income in the first six months of fiscal 1997. As a result of the above, the Company reported net income of $54,000 and $119,000 in the second quarter and first six months of fiscal 1997 compared to $10,000 and $22,000 for the comparable periods of fiscal 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $712,000 in the first six months of fiscal 1997 compared to $222,000 provided in the first six months of fiscal 1996. The $712,000 provided by operations in the first six months of fiscal 1997 consisted of $267,000 provided from earnings offset by $18,000 of interest payments booked against debt plus $463,000 provided by changes in operating assets and liabilities. The $222,000 provided by operations in the first six months of fiscal 1996 consisted of $180,000 provided from earnings offset by $92,000 of interest payments plus $134,000 provided by changes in operating assets and liabilities.

Of the $712,000 provided by operations in the first six months of fiscal 1997, $268,000 was used to make principal payments on the revolving credit note, $88,000 was used to make principal payments on term debt and capital leases and $62,000 was invested in capital assets. Of the $222,000 provided by operations in first six months of fiscal 1996, $71,000 was used to make principal payments on debt and capital leases and $106,000 was invested in capital assets. The net result was a $294,000 increase in cash balances during the first six months of fiscal 1997 compared to a $45,000 increase during the first six months of fiscal 1996.

Total debt at July 31, 1996 was $1,550,000, a decrease of $374,000 from $1,924,000 at January 31, 1996. In summary, this decrease was achieved through net cash payments of $268,000 applied to the revolving credit note plus $106,000 (including $18,000 of interest payments) applied to term debt and capital lease obligations.

At July 31, 1996 there was no balance outstanding on the revolving credit note compared to $269,000 at January 31, 1996. At July 31, 1996 and January 31, 1996 the $500,000 borrowing limit under the revolving credit agreement was reduced by $129,000 for standby letters of credit. This resulted in unused borrowing capacity of $371,000 at July 31, 1996 compared to $102,000 at January 31, 1996. Additional standby letters of credit totaling $138,000 were collateralized by cash at January 31, 1996. There were no standby letters of credit collateralized by cash at July 31, 1996. Additional liquidity was provided by unrestricted cash balances of $633,000 at July 31, 1996 compared to $201,000 at January 31, 1996. Other sources of liquidity are trade accounts receivable and contracts in progress. Trade accounts receivable decreased to $606,000 at July 31, 1996 from $1,178,000 at January 31, 1996. Net billings in excess of costs and profit on contracts in progress amounted to $119,000 at July 31, 1996 compared to $25,000 of costs and profit on contracts in progress in excess of billings at January 31, 1996. The changes in the various liquidity sources are due primarily to changes in operating assets resulting from the timing of work and progress payments on customer contracts. The Company is in compliance with all material covenants required under its new credit agreements.

The Company believes its cash flow from operations and existing cash balances will be sufficient to meet its cash requirements through the maturity date of its debt agreements, May 1, 1997. Liquidity beyond May 1, 1997 will likely depend on the Company's ability to refinance its debt agreements. The Company is seeking new financing to replace its existing debt agreements and to provide added liquidity for the expansion of its products. The Company believes that the ability to refinance the existing debt agreements will be influenced by future revenue levels as well as external credit markets.

II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
  No.           Description of Document
- -------         ------------------------
  27            Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended July 31, 1996.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           TRANSNATIONAL INDUSTRIES, INC.


                                           /s/   Paul L. Dailey, Jr.
                                           -------------------------
Date:  September 14, 1996                  Paul L. Dailey, Jr.

                                           Secretary-Treasurer

                                           Signing on Behalf of Registrant
                                           and as Chief Financial Officer