Form 10QSB
period 1996-10-31
TRANSNATIONAL INDUSTRIES INC
filed 1996-12-13
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                     FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1996

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

                          Common stock, $0.20 par value
                    Outstanding at November 30, 1996: 324,220

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX PAGE


Part I.    FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed consolidated balance sheets --               3-4
                    October 31, 1996, and January 31, 1996.

                    Condensed  consolidated  statements  of                  5
                    operations -- Three months ended October 31,
                    1996, and 1995; nine months ended
                    October 31, 1996 and 1995.

                    Condensed consolidated statements of cash                6
                    flows -- Nine months ended October 31, 1996, and 1995.

                    Notes to condensed consolidated financial              7-8
                    statements -- October 31, 1996.

         Item 2.    Management's Discussion and Analysis of Financial     9-11
                    Condition and Results of Operations

Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                        12

SIGNATURES                                                                  12

I.       FINANCIAL INFORMATION

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                              October 31,           January 31
                                                 1996                 1996
                                            -------------          -----------
                                             (Unaudited)            (Audited)
Assets

Current Assets
    Cash                                          $   442              $   339
    Accounts receivable                             1,727                1,178
    Inventories                                     1,040                1,197
    Other current assets                              190                  111
                                             -------------         -----------
Total Current Assets                                3,399                2,825

Machinery and Equipment
    Machinery and equipment, at cost                2,270                2,147
    Less accumulated depreciation                   1,680                1,563
                                             -------------         -----------
    Net Machinery and Equipment                       590                  584


Other Assets
    Repair and maintenance inventories, less
     provision for obsolescence                       206                  206
    Computer software, less amortization              184                  199
    Excess of cost over net assets of business
     acquired, less amortization                    1,977                2,028
                                             -------------         -----------
Total Other Assets                                  2,367                2,433
                                             -------------         -----------
Total Assets                                       $6,356               $5,842
                                             =============         ===========

See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.
                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                October 31,        January 31,
                                                   1996               1996
                                              ------------          ----------
                                               (Unaudited)          (Audited)
Liabilities and stockholder's equity

Current Liabilities:
     Accounts payable                              $   406            $   408
     Deferred maintenance revenue                      612                536
     Other current liabilities                         316                297
     Billings in excess of cost and                  1,042                441
     estimated earnings
     Current maturities of long-term debt            1,475                190
                                               ------------         ----------
Total Current Liabilities                            3,851              1,872

Long-Term Debt, less current maturities                 65              1,734

Stockholders' Equity
     Series B Cumulative  Convertible
     Preferred  Stock,$0.01  par value - 1,744
     shares authorized, issued and outstanding
     (liquidating value $723,760)                      399                399
     Common Stock, $0.20 par value - authorized
     1,000,000 shares; issued and outstanding:
     324,220 shares                                     65                 65
     Additional paid-in capital                      8,502              8,502
     Accumulated deficit                            (6,526)            (6,730)
                                               ------------         ----------

Total stockholders' equity                           2,440              2,236
                                               ------------         ----------
Total liabilities and stockholders' equity          $6,356             $5,842
                                               ============         ==========

See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)


                                     Three Months Ended   Nine Months Ended
                                         October 31,          October 31,
                                      -------- --------   -------- --------
                                         1996    1995       1996     1995
                                      -------- --------   -------- --------


Revenues                               $ 1,648   $1,385    $ 4,844  $ 3,982
Cost of Sales                            1,096      960      3,282    2,769
                                      -------- --------   -------- --------
Gross Margin                               552      425      1,562    1,213

Selling expenses                           148      115        396      320
Research and development                    93       64        303      279
General and administrative expenses        190      205        552      561
                                      -------- --------   -------- --------
                                           431      384      1,251    1,160
                                      -------- --------   -------- --------
Operating income                           121       41        311       53



Interest expense (income)                   36      (5)        101     (15)
                                      -------- --------   -------- --------
Income before income tax                    85       46        210       68

Provision for income taxes                  --       --          6       --
                                      -------- --------   -------- --------
Net income                                  85       46        204       68

Preferred dividend requirement              12       12         36       36
                                      -------- --------   -------- --------
Income  applicable to common shares       $ 73     $ 34      $ 168     $ 32
                                      ======== ========   ======== ========

Income per common share                  $0.16    $0.07     $ 0.38    $0.07
                                      ======== ========   ======== ========
Weighted average common
shares outstanding                     443,633  433,133    438,966  433,133
                                      ======== ========   ======== ========

See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                       Nine Months Ended
                                                          October 31,
                                                     ---------------------
                                                       1996         1995
                                                     ---------------------
Net cash provided (used) by operating activities       $  604       $  (15)
Net cash provided (used) by investing activities          (99)        (116)
Net cash provided (used) for financing activities        (402)        (106)
                                                      -------      -------
Increase (decrease) in cash                               103         (237)
Cash at beginning of period                               339          670
                                                      -------      -------
     Cash at end of period                             $  442       $  433
                                                      =======      =======

See notes to condensed consolidated financial statements.

                         TRANSNATIONAL INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 1996


Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month and nine month periods ended October 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1996, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1996.


Note B -- DEBT MATURITIES

     The convertible term note and revolving credit agreement payable to the Company's primary lender mature on May 1, 1997. The maturity date requires any amounts due under the debt agreements to be reclassified with current liabilities as of October 31, 1996. The balance of the convertible term note at October 31, 1996 was $1,450,000. There was no balance outstanding under the revolving credit agreement at October 31, 1996. Both debt agreements originally matured on February 1, 1996 but were extended to May 1,1997. The Company is in the process of evaluating the availability of alternative financing from other sources. It is expected that the note will be extended under new terms or refinanced prior to the May 1, 1997 maturity date.


Note B -- CONTINGENCIES

     In the fiscal year ended January 31, 1996, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not threatened to carry out its assertion nor has it communicated with the Company since July 1996. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at October 31, 1996.

     The Company had outstanding standby letters of credit of $129,000 and $267,000 at October 31, 1996 and January 31, 1996, respectively. Cash of $138,000 was pledged as collateral for outstanding standby letters of credit at January 31, 1996. No cash was pledged as collateral for the outstanding standby letter of credit at October 31, 1996.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS


Results of operations

Revenues in the third quarter and first nine months of fiscal 1997 were $1,648,000 and $4,844,000 compared to $1,385,000 and $3,982,000 in the comparable periods of fiscal 1996. The increases of $263,000 (19%) for the quarter and $862,000 (22%) for the nine month period were due to a high level of work on recent orders for planetarium systems and film theater domes. Planetarium revenues were $602,000 and $1,032,000 in the third quarter and first nine months of fiscal 1997 compared to $472,000 and $913,000 in the comparable periods of fiscal 1996, an increase of $130,000 (28%) and $480,000 (37%), respectively. Also contributing to revenues in the third quarter of fiscal 1997 was the first order received for one of the Company's new video projection products, ElectricSky(TM). ElectricSky is a video projection system which uses the new Spitz ImmersaVision(TM) video format to enhance traditional mechanical optical planetarium theaters. Revenue from work completed on the ElectricSky order amounted to $15,000 in the third quarter of fiscal 1997. The first sale was for a new planetarium theater scheduled to open in 1997 and includes a Spitz planetarium system and dome for a total contract value of $923,000. ElectricSky represents approximately 50% of the total contract value. The increase in planetarium revenues was due to production activity on new systems for recent orders from the educational market. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $289,000 and $854,000 in the third quarter and first nine months of fiscal 1997 compared to $304,000 and $840,000 in the comparable periods of fiscal 1996. The fluctuations in maintenance and parts revenues was primarily due to the timing of performance on preventive maintenance agreements. Dome revenues were $1,032,000 and $3,046,000 in the third quarter and first nine months of fiscal 1997 compared to $913,000 and $2,678,000 in the comparable periods of fiscal 1996, a increase of $119,000 (13%) and $368,000 (14%), respectively. The increase in dome revenues was attributable to a high level of production and installation activity on orders for film and planetarium theaters. This was partially offset by lower dome revenues from military simulation projects.

Gross margins were 33.5% and 32.2% in the third quarter and first nine months of fiscal 1997 compared to 30.7% and 30.5% in the comparable periods of fiscal 1996. The higher margins in the third quarter of fiscal 1997 resulted from more profitable revenues on the sale of planetarium systems and film theater domes. Also improving gross margins in the third quarter of fiscal 1997 was the volume related reduction of inefficiencies. The improvement in the third quarter of fiscal 1997 offset low margins in the first quarter on simulator domes sold for military training and high costs of temporary labor used to install domes for film theaters. Selling expenses increased $33,000 (29%) and $76,000 (24%) in the third quarter and first nine months of fiscal 1997 compared to the comparable periods of fiscal 1996. The increase in selling expenses was due to the restoration of selling staff levels, promotional expenditures related to Spitz's fiftieth anniversary, and costs of introducing the new ImmersaVision products. Research and development expenses increased $29,000 (45%) and $24,000 (9%) in the third quarter and first nine months of fiscal 1997 compared to the comparable periods of fiscal 1996. The increase was due to third quarter development efforts on ImmersaVision products. General and administrative expenses decreased $15,000 (7%) and $9,000 (2%) in the third quarter and first nine months of fiscal 1997 compared to the comparable periods of fiscal 1996. The decrease was due to reductions in professional fees and costs associated with the annual shareholders meeting.

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

Interest paid on modified debt agreements amounted to $39,000 and $124,000 in the third quarter and first nine months of fiscal 1997. In the first quarter of fiscal 1997, $18,000 of interest payments were applied against the balance carried as debt, reducing reported interest expense on modified debt agreements to $106,000 for the first nine months of fiscal 1997. Combined with interest paid on capital lease obligations and interest income from temporary cash investments, this resulted in net interest expense of $36,000 and $101,000 reported for the third quarter and first nine months of fiscal 1997. Interest paid on modified debt agreements amounted to $44,000 and $136,000 in the third quarter and first nine months of fiscal 1996. In fiscal 1996, the entire amount of interest paid on modified debt agreements was applied to the book value of the debt eliminating reportable interest expense. Interest income from temporary cash investments combined with interest paid on capital lease obligations resulted in net interest income of $5,000 and $15,000 reported in the third quarter and first nine months of fiscal 1996.

No federal income tax expense was recorded, as federal taxable income was offset by net operating loss carryforwards. In fiscal 1996, state taxable income was also offset by prior net operating losses. A $6,000 provision for income taxes was recorded for the estimated state income tax attributable to the net income in the first nine months of fiscal 1997. As a result of the above, the Company reported net income of $85,000 and $204,000 in the third quarter and first nine months of fiscal 1997 compared to $46,000 and $68,000 for the comparable periods of fiscal 1996.

Liquidity and Capital Resources

Net cash provided by operating activities was $604,000 in the first nine months of fiscal 1997 compared to $15,000 used in the first nine months of fiscal 1996. The $604,000 provided by operations in the first nine months of fiscal 1997 consisted of $429,000 provided from earnings offset by $18,000 of interest payments booked against debt plus $193,000 provided by changes in operating assets and liabilities. The $15,000 used by operations in the first nine months of fiscal 1996 consisted of $301,000 provided from earnings offset by $136,000 of interest payments and $180,000 used by changes in operating assets and liabilities.

Of the $604,000 provided by operations in the first nine months of fiscal 1997, $268,000 was used to make principal payments on the revolving credit note, $134,000 was used to make principal payments on term debt and capital leases and $99,000 was invested in capital assets. Additional capital assets were acquired through a new $36,000 lease obligation. In addition to the $15,000 used by operations in first nine months of fiscal 1996, $106,000 was used to make principal payments on debt and capital leases and $116,000 was invested in capital assets. The net result was a $103,000 increase in cash balances during the first nine months of fiscal 1997 compared to a $237,000 decrease during the first nine months of fiscal 1996.

Total debt at October 31, 1996 was $1,540,000, a decrease of $384,000 from $1,924,000 at January 31, 1996. In summary, this decrease was achieved through net cash payments of $268,000 applied to the revolving credit note plus $152,000 (including $18,000 of interest payments) applied to term debt and capital lease obligations offset by $36,000 from a new capital lease obligation.

At October 31, 1996 there was no balance outstanding on the revolving credit note compared to $269,000 at January 31, 1996. At October 31, 1996 and January 31, 1996 the $500,000 borrowing limit under the revolving credit agreement was reduced by $129,000 for standby letters of credit. This resulted in unused borrowing capacity of $371,000 at October 31, 1996 compared to $102,000 at January 31, 1996. Additional standby letters of credit totaling $138,000 were collateralized by cash at January 31, 1996. There were no standby letters of credit collateralized by cash at October 31, 1996. Additional liquidity was provided by unrestricted cash balances of $442,000 at October 31, 1996 compared to $201,000 at January 31, 1996. Other sources of liquidity are trade accounts receivable and contracts in progress. Trade accounts receivable increased to $1,727,000 at October 31, 1996 from $1,178,000 at January 31, 1996. Liquidity continues to be aided by advanced payments from customers as net billings in excess of costs and profit on contracts in progress amounted to $747,000 at October 31, 1996 compared to $25,000 of costs and profit on contracts in progress in excess of billings at January 31, 1996. The changes in the various liquidity sources are due primarily to changes in operating assets resulting from the timing of work and progress payments on customer contracts. The Company is in compliance with all material covenants required under its new credit agreements.

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

II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27            Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended October 31, 1996.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  TRANSNATIONAL INDUSTRIES, INC.

           Date: December 13, 1996               /s/   Paul L. Dailey, Jr.
                -------------------              -------------------------
                                                  Paul L. Dailey, Jr.
                                                  Secretary-Treasurer

                                                 Signing on Behalf of Registrant
                                                 and as Chief Financial Officer
                                       12