Form 10KSB
period 1997-01-31
TRANSNATIONAL INDUSTRIES INC
filed 1997-05-16
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 1997

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to .

                  Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)





            Delaware                                22-2328806
(State or Other Jurisdiction of                  (I.R.S. Employer
        Incorporation or                       Identification Number)
         Organization)


       Post Office Box 198
          U.S. Route 1
    Chadds Ford, Pennsylvania                         19317
      (Address of principal                         (Zip Code)
       executive offices)




Issuer's telephone number (610) 459-5200

Securities Registered Pursuant to Section 12(b) of the Exchange Act:   None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                           ($0.20 par value per share)
                                (Title of class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES     X        NO

                                      (1)

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The Issuer's revenues for the fiscal year January 31, 1997, were $6,842,216.

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of April 30, 1997 was approximately $250,521 based on the average of bid and asked price of these shares. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

         As of April 30, 1997, 324,220 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

       Transitional small business disclosure format (check one) YES NO X

                                      (2)

                                     PART I
                                ITEM 1. BUSINESS


General Development of Business

Transnational Industries, Inc., ("the Company"), is a holding company. The Company specializes through its subsidiary, Spitz, Inc. ("Spitz"), in the design and manufacture of computer-controlled astronomical simulation equipment, and domed projection screens.

Spitz was incorporated in 1985 and, in 1986, acquired 94.5% of Spitz Space Systems, Inc. ("Space"), which had been founded in 1944. Space merged into Spitz and became a wholly-owned subsidiary of the Company on September 30, 1986.

Narrative Description of Business

Planetarium and Dome Equipment

Spitz is the world's leading producer of astronomical simulation equipment and domed projection screens, which are proprietary to Spitz.

--Planetarium projector systems

Spitz designs, manufactures, installs, repairs, and maintains (under renewable annual contracts) planetarium projector systems. More recent systems manufactured by Spitz emphasize computer controls, integrated sound and lighting systems, and peripheral special effects such as video projection. Systems are designed to meet individual customer preferences, through the selection of standardized basic systems and various add on options. Spitz is capable of providing all of the interior furnishings and equipment for the planetarium theater as well as complete planetarium show productions. Additionally, Spitz's experience enables it to advise on the theater design and architectural integration of the planetarium equipment. Spitz believes that these skills and capabilities are becoming increasingly important to buyers of planetarium systems. The principal customers for the Company's planetarium business are entities in the entertainment and educational markets such as museums and schools.

--New video projector systems

In fiscal 1997 Spitz introduced ImmersaVision(TM), its new line of video projector products. ImmersaVision uses the latest advances in video projection and desktop video graphics combined with other panoramic visual displays and sound effects in dome theaters to create an immersive virtual reality experience. Markets targeted include existing and new planetarium theaters and various other applications which will benefit from immersive multi-media displays for wide audiences. ElectricSky(TM) is an ImmersaVision system configured for the Planetarium market. ElectricHorizon(TM) is an ImmersaVision system configured for interactive virtual reality applications. In fiscal 1997, Spitz sold the first ElectricSky system to the Town of Watson Lake, Yukon, Canada for a new theater for tourism. In fiscal 1997, Spitz also delivered the first
                                      (3)

ElectricHorizon System, for an exhibit at the Carnegie Science Center in Pittsburgh, Pennsylvania. The Carnegie Science Center ElectricHorizon exhibit is owned and funded by Spitz and various suppliers of the hardware and software content for the purpose of demonstration.

--Domed Structures

Spitz also designs, manufactures, and installs domed projection screens which are used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, and simulation training systems. Spitz's experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compoundly curved surfaces. Spitz believes that these skills are becoming increasingly important to buyers of domed projection screens. The principal customers in Spitz's dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, world expositions, museums, schools, and military defense contractors.

Materials and Supplies

Planetarium systems, ImmersaVision systems and domes are manufactured and assembled from standard metal materials, complex electronic components and computer controls. The majority of the components are standard but some are custom made by vendors at the direction of Spitz. The components, as well as the metal materials, are readily available from numerous supply sources.

Patents and Licenses

Spitz relies principally on a combination of contracts and trade secrets to protect its proprietary interests in its production processes and its business. None of the products sold by Spitz are subject to patents and Spitz does not believe its success depends on the ownership of patents.

Principal Customers

During fiscal 1997, revenues of $769,000 (11.2% of total revenues) were derived from sales to one customer. Revenues of $1,709,000 (25.0% of total revenues) were derived from sales to the next largest four customers. Of these four, no individual customer exceeded 10% of total revenues. Users of Spitz products normally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales to new projects or replacement of or enhancement to existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to its customers as opposed to Spitz selling directly to the end user. Also, the large aerospace companies typically buy domed projection screens from Spitz for inclusion in military training systems sold to its customers. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.


                                   (4)

Competition

While Spitz is the world's leading producer of astronomical simulation equipment and domed projection screens, its business is competitive. Management estimates that there are one domestic and four foreign competitors that manufacture competing planetarium systems. Competition is expected for ImmersaVision from existing planetarium competitors and other suppliers of virtual reality display mediums but cannot be quantified yet. There are two known domestic competitors that manufacture domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets. The many competitive factors influencing the markets for Spitz's products include price, performance, customer preferences, design and integration support, and service capabilities.

Spitz is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater including the projection system, sound, lighting, computer control system and domed projection screen. Years of involvement in the design of domed theater systems for many different applications and dome market distribution channels are expected to provide Spitz competitive strength in the markets targeted by ImmersaVision. As a single source, capable of integrating all of the equipment in the theater from the screen through show production, Spitz expects to attract customers who are unwilling to take on such complex tasks. Also, Spitz plans to develop proprietary programming tools while maintaining strong compatibility with various formats to keep a competitive advantage in ImmersaVision markets. The Company believes that Spitz's long history and proven performance as the supplier of the vast majority of the world's domed projection screens are also competitive strengths.

Competitors selling planetarium projector systems have significantly greater financial resources than the Company, putting the Company at a disadvantage in new system development and sales promotion. Competitors selling domed projection screens continue to provide strong price competition. Foreign currency fluctuations affect Spitz's pricing against its foreign competitors. The strengthening U.S. dollar will weaken Spitz's price competitiveness among foreign competitors. Also, future fluctuations and indirect economic effects of the foreign currency markets remain uncertain. The continued success of Spitz's products will depend on keeping pace with competing technologies and selling efforts while maintaining price competitiveness and good relationships with system suppliers in the large format film and military training markets.


Research and Development

Spitz conducts research and development and the costs of such activities were $415,000 in fiscal 1997 and $365,000 in fiscal 1996.

Environmental Compliance

Spitz routinely improves and maintains various systems designed to control the quality of air and water discharged from its plant, including dust control and ventilation. Spitz anticipates that it will continue to make similar routine expenditures to comply with current federal, state, or local

                                      (5)
environmental  regulations.  The Company  does not believe,  however,  that such
expenditures   will  be  significant  or  materially   affect  its  earnings  or
competitive position.

Employees

At January 31, 1997, the Company and Spitz had 53 permanent employees, of whom 48 were employed full time.


                               ITEM 2. PROPERTIES


The Company and Spitz are located in a 46,525 square-foot building on approximately 16.7 acres on U.S. Route 1, Chadds Ford, Pennsylvania, which is leased to Spitz by an unrelated third party through April 1998, with an option to renew. The building houses all of the companies administrative offices and production facilities and is in good operating condition.

                            ITEM 3. LEGAL PROCEEDINGS

There was no material litigation pending at the date of this filing.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 1997.


                                      (6)

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

Market Information for Common Stock

The principal market on which the Company's Common Stock is traded is the Over the Counter market. Various market dealers make the market of the Company's stock and trades are made through the OTC Bulletin Board or what is commonly known as the "pink sheets." The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal 1997 and 1996. Prices have been adjusted retroactively to reflect a one for twenty reverse stock split effective in August 1995. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or
commission   and   may   not   necessarily    represent   actual   transactions.


                                       Fiscal 1997          Fiscal 1996
                                   -------------------------------------
                                      High      Low        High    Low
                                   -------------------------------------
         First Quarter                $2.00    $2.00       $3.20   $3.00
         Second Quarter                2.00     2.00        3.00    3.00
         Third Quarter                 2.00     1.50        3.00    2.50
         Fourth Quarter                1.63     1.25        2.63    2.00


Holders

At April 30, 1997, there were approximately 100 holders of record of common stock.

Dividends

The Company has never paid cash dividends on its common stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the growth of the Company. In addition, covenants contained in the current loan agreements of the Company and its subsidiary with their primary lender prohibit the payment of cash dividends by the Company. If the Company's financial structure permitted the payment of cash dividends, it could not pay dividends on its common stock until it paid to holders of the Company's preferred stock all accrued and unpaid dividends thereon.

Preferred  Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Series B Preferred") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 1997, accumulated but undeclared and unpaid dividends with respect to the 1,744 outstanding shares of Series B Preferred amounted to $299,750. The Series B Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $172 per share. The 1,744 shares of Series B Preferred are convertible into 10,259 shares of the Company's common stock.

                                      (7)

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 1997.

                               Percentage of Revenues       Percentage Change
                               Year ended January 31,             1997
                             -------------------------             vs.
                                1997            1996              1996
                             ---------------------------------------------------

Revenues                       100.0%          100.0%             19.1%
Cost of sales                   69.2            69.5              18.6
Gross margin                    30.8            30.5              20.3
Selling expenses                 7.9             7.6              24.3
Research and development         6.1             6.4              13.7
General and administrative      10.8            13.1              (1.9)
Operating income                 6.0             3.4             107.6
Interest expense (income)        1.9            (0.3)                *
Income before income taxes       4.1             3.8              29.2
Income taxes                     0.1               -                 *
Net Income                       4.0             3.8              26.3
-----------

* Not meaningful
                                   -----------

Revenues in the year ended January 31, 1997 (1997) were $6,842,000 compared to $5,743,000 in the year ended January 31, 1996 (1996). The increase of $1,099,000 (19%) resulted from higher revenues from all of the Company's products. The first revenues from ImmersaVision, the Company's new line of video projection products, amounted to $250,000 in 1997. Dome revenues were $4,184,000 in 1997 compared to $3,906,000 in 1996, an increase of $278,000 (7.1%). The increase in dome revenues was attributable to a higher revenue on domes sold for film theaters, planetariums and ride simulators which was partially offset by lower revenues from domes sold for military simulation. Planetarium revenues were $2,408,000 in 1997 compared to $1,837,000 in 1996, an increase of $571,000
(31.1%). The increase in planetarium revenues was primarily due to sales of new and refurbished systems for the educational market. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $1,153,000 in 1997 compared to $1,101,000 in 1996. The increase in maintenance and parts revenues was primarily due to the timing of performance on preventive maintenance agreements.

The Company's revenues from maintenance service and the sale of parts are expected to increase moderately over time due to both inflationary price increases and the expansion of the Company's customer base resulting from the sale of new planetarium systems. For the remaining (and predominant) portions of its revenues, the Company must rely on the sale of systems, both as replacements for existing systems and new installations, in all of the various markets that the

                                      (8)

Company serves. Sales orders and prospects for new film theater and ride simulator domes remain at a high level at the present time. Revenues from new and refurbished planetarium systems are also expected to continue at 1997 levels. In addition, the Company expects the ImmersaVision products to impact revenue at increasing levels in fiscal 1998 and beyond. Research and development efforts will continue with the goal to create new applications for ImmersaVision that will enhance existing products and provide entry into new commercial markets over the next several years.

Gross  margins  were  relatively  constant at 30.8% and 30.5 % in 1997 and 1996, respectively. Gross margins on planetarium and dome products improved from volume related efficiencies but were offset by lower gross margins on introductory pricing on the sale of the first ImmersaVision system. Selling expenses rose $106,000 (24%) in 1997 due to the restoration of selling staff levels, promotional expenditures related to Spitz's fiftieth anniversary, and costs of introducing the new ImmersaVision products. Selling expenses in fiscal 1998 are expected at current or increasing levels as marketing efforts on ImmersaVision continue. Research and development expenses increased $50,000 (14%) in 1997 due to development efforts on ImmersaVision products. The Company expects continuing increases in research and development activities in the following years to develop proprietary programming tools and other commercial applications for ImmersaVision. Research and development efforts to improve existing planetarium products will also continue in order to maintain and improve its market share among advancing competing technologies. General and administrative expenses decreased $14,000 (2%) in 1997 due to reductions in professional fees and costs associated with the shareholders meeting and reverse stock split in fiscal 1996.

Reported interest expense was reduced in 1997 and eliminated in 1996 as a result of the accounting in accordance with Statement of Financial Accounting Standards No. 15 (Accounting by Debtors and Creditors for Troubled Debt Restructuring) by which interest payments on modified debt agreements are not expensed but applied to the adjusted book value of the debt. At January 31, 1996, debt book value included $18,000 of expected interest payments remaining from the estimate based on the original maturity date of February 1, 1996. Interest paid on modified debt agreements amounted to $162,000 in 1997 of which $18,000 was applied against the debt book value, reducing reported interest expense on modified debt agreements to $144,000. Combined with interest paid on capital lease obligations and reduced by interest income from temporary cash investments, this resulted in net interest expense of $132,000 reported in 1997. In 1996, the entire amount of $180,000 of interest paid on modified debt agreements was applied against the debt book value. As a result, interest income net of interest paid on capital lease obligations was reported in the amount of $18,000 in 1996. The Company paid no federal income taxes in 1997 or 1996 as federal taxable income was offset by the utilization of net operating loss carryforwards. State income taxes amounted to $6,000 in 1997. In 1996, the Company was able to offset state taxable income with prior net operating losses. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future. The Company does expect to incur state income taxes in future years.

As a result of the above, the Company reported net income of $273,000 in 1997 compared to $216,000 in 1996

Liquidity and Capital Resources

The Company funds its continuing operations primarily by cash provided from operating activities. The Company also uses a revolving credit agreement to fund its working capital requirements. The Company usually receives progress payments under the terms of its customer

                                      (9)
agreements. Payments are typically based on the completion of various chronological, production and installation milestones. Timing and the level of progress payments vary among agreements depending upon many factors. The cumulative progress payments can be more or less than the cost and estimated earnings recognized on an agreement during the period of performance. The nature and timing of progress payments can cause cash flow from operations to fluctuate from period to period. Some customer agreements require the Company to provide standby letters of credit as performance security.

At January 31, 1997 there was no balance under the revolving credit agreement compared to a balance of $269,000 at January 31, 1996. At January 31, 1997 and 1996 the $500,000 borrowing limit under the revolving credit agreement was reduced by $129,000 for standby letters of credit. This resulted in unused borrowing capacity of $371,000 at January 31, 1997 compared to $102,000 at January 31, 1996. Additional standby letters of credit amounting to $138,000 were collateralized by cash at January 31, 1996. Additional liquidity was provided by remaining cash balances of $953,000 at January 31, 1997 compared to $201,000 at January 31, 1996. The increase in liquidity available from the cash balances was due primarily to changes in operating assets resulting from the timing of progress payments on customer contracts. The next source of liquidity, trade accounts receivable, decreased to $1,077,000 at January 31, 1997 compared to $1,178,000 at January 31, 1996.

The net cash provided by operating activities was $1,185,000 in 1997 compared to net cash used of $299,000 in 1996, an increase in cash provided from operations of $1,484,000. The increase consists of a $201,000 increase in cash generated from operating income, $13,000 of lower interest payments net of interest income, and an increase of $1,270,000 in cash provided by changes in operating assets and liabilities.

Of the $1,185,000 provided by operations in 1997, $121,000 was invested in capital additions and $450,000 was used by financing activities. Financing activities included net pay downs of $269,000 on the revolving credit note, payments of $25,000 on capital leases, and monthly principal payments on the convertible term note of $156,000. Non cash financing transactions in 1997 consist of $65,000 of machinery and equipment acquired through capital leases.

In 1996, the $299,000 used by operations and $155,000 invested in capital additions was partially offset by $123,000 provided from financing activities. Financing activities included borrowing of $269,000 on the revolving credit agreement less payments of $23,000 on capital leases, and monthly principal payments on the convertible term note of $123,000. The activity netted to a $331,000 decrease in cash balances to $339,000 at January 31, 1996. Non cash financing transactions in 1996 consist of $57,000 of machinery and equipment acquired through capital leases.

Total debt at January 31, 1997 was $1,521,000, a decrease of $403,000 from the $1,924,000 at January 31,1996. In summary, this decrease was achieved through $269,000 of net payments applied to the revolving credit note, $174,000 of payments applied to term debt (including interest payments of $18,000) and $25,000 of payments applied to capital lease obligations offset by $65,000 in new capital lease obligations.

Capital additions consisting of the purchase and fabrication of machinery and equipment and the development of computer software amounted to of $186,000 ($65,000 by capital lease) and $206,000 ($51,000 by capital lease), in 1997 and 1996, respectively. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes. In the first quarter of fiscal 1998, the Company acquired approximately $240,000 of

                                      (10)
equipment to create an in house demonstration of ImmersaVision. The Company is exploring equipment financing alternatives for this purchase which will depend on the outcome of the extension or replacement of its existing bank debt agreements as well as the potential sale of the equipment to a customer.

The existing revolving credit agreement permits borrowing up to $500,000 subject to a formula based on inventory and accounts receivable. The note under the revolving credit agreement is payable by Spitz with monthly interest at prime plus 2%. The Company is currently in discussions with a new lender regarding a commitment to replace the existing debt agreements. In anticipation of the replacement of the debt agreements, the existing lender has extended the maturity of the current debt agreements from May 1, 1997 to August 1,1997. Under the extension, the monthly payment on the term debt will be increased from principal of $13,000 to $20,000 plus interest at prime plus 2% effective June 1, 1997. It is anticipated that the existing lender would extend the maturity beyond one year under similar terms if the Company were unable to agree to terms for the replacement of its existing debt agreements through a new lender. However, there are no absolute assurances that the existing lender will agree to such an extension.

The Company believes that with the extension or replacement of its debt agreements under terms currently being discussed, its cash flow from operations and existing cash balances will be sufficient to meet its cash requirements through fiscal 1998. Liquidity beyond fiscal 1998 will depend on the Company's ability to replace or further extend the existing debt agreements. The Company's ability to expand and improve its existing products could be adversely affected by restrictive terms of new or extended debt agreements.

                                      (11)

                    ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX

                                                                          Page



  Report of Independent Auditors                                           13

  Consolidated Balance Sheets                                              15

  Consolidated Statements of Operations                                    16

  Consolidated Statements of Changes in Stockholders' Equity               17

  Consolidated Statements of Cash Flows                                    18

  Notes to Consolidated Financial Statements                               19


                                      (12)

Report of Independent Auditors



To the Stockholders and
   the Board of Directors
Transnational Industries, Inc.

We have audited the accompanying consolidated balance sheet of Transnational Industries, Inc. as of January 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                 /s/   STOCKTON BATES & COMPANY, P.C
                                       STOCKTON BATES & COMPANY, P.C.





Philadelphia, Pennsylvania
April 4, 1997

                                      (13)

                         Transnational Industries, Inc.
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                                  January 31,
                                                             -------------------
                                                               1997        1996
                                                             -------------------
Assets
Current Assets:
  Cash                                                       $  953      $  339
  Accounts receivable                                         1,077       1,178
  Inventories                                                   983       1,197
  Other current assets                                          123         111
                                                             -------------------
Total current assets                                          3,136       2,825

Machinery and equipment:
  Machinery and equipment, at cost                            2,308       2,147
  Less allowances for depreciation                            1,723       1,563
                                                             -------------------
Net machinery and equipment                                     585         584

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (1997--$1,061; 1996--$1,021)               190         206
  Computer software, less amortization                          187         199
  Excess of cost over net assets of business acquired,
    less amortization                                         1,961       2,028
                                                             -------------------
Total other assets                                            2,338       2,433
                                                             -------------------
Total assets                                                 $6,059      $5,842
                                                             ===================
See notes to consolidated financial statements.

                                      (14)

                         Transnational Industries, Inc.
                     Consolidated Balance Sheets (continued)
                             (Dollars in thousands)

                                                                  January 31,
                                                             -------------------
                                                               1997        1996
                                                             -------------------

Liabilities and stockholders' equity Current liabilities:
  Accounts payable                                           $  228      $  408
  Deferred maintenance revenue                                  574         536
  Other current liabilities                                     287         297
  Billings in excess of cost and estimated earnings             940         441
  Current portion of long-term debt                             542         190
                                                             -------------------
Total current liabilities                                     2,571       1,872

Long-term debt, less current portion                            979       1,734

Stockholders' equity:
  Series B  Cumulative  Convertible  Preferred  Stock,
    $0.01  par value - 1,744 shares authorized, issued
    and outstanding (liquidating value $735,750)                399         399
  Common Stock, $0.20 par value--authorized
    1,000,000 shares; issued and outstanding
    324,220 shares                                               65          65
  Additional paid-in capital                                  8,502       8,502
  Accumulated deficit                                        (6,457)     (6,730)
                                                             -------------------
Total stockholders' equity                                    2,509       2,236
                                                             -------------------
Total liabilities and stockholders' equity                   $6,059      $5,842
                                                             ===================
See notes to consolidated financial statements.

                                      (15)

                         Transnational Industries, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                          Year ended January 31,
                                                          ----------------------
                                                            1997          1996
                                                          ----------------------
Revenues                                                   $6,842       $5,743
Cost of sales                                               4,737        3,993
                                                          ----------------------
Gross margin                                                2,105        1,750

Selling expenses                                              543          437
Research and development                                      415          365
General and administrative expenses                           736          750
                                                          ----------------------
                                                            1,694        1,552
                                                          ----------------------
Operating Income                                              411          198

Interest expense (income)                                     132         (18)
                                                          ----------------------
Income before provision for income taxes                      279          216

Provision for income taxes                                      6            -
                                                          ----------------------
Net Income                                                    273          216

Preferred dividend requirement                                 48           48
                                                          ----------------------
Income applicable to common shares                            225          168
                                                          ----------------------
Net income per common share                               $   .51     $    .39
                                                          ----------------------
Weighted average number of common shares outstanding      440,133      433,133
                                                          ======================


See notes to consolidated financial statements.

                                      (16)

                         Transnational Industries, Inc.
           Consolidated Statements of Changes in Stockholders' Equity
                                 (In thousands)



                                Preferred               Additional   Accumulated
                                  Stock        Common    Paid in       Deficit
                                Series B       Stock     Capital
                               -------------------------------------------------
 Balance at January 31, 1995    $   399        $   65    $ 8,502      $ (6,946)

 Net Income                                                                216
                               -------------------------------------------------
 Balance at January 31, 1996    $   399        $   65    $ 8,502      $ (6,730)

 Net Income                                                                273
                               -------------------------------------------------
 Balance at January 31, 1997    $   399        $   65    $ 8,502      $ (6,457)
                               =================================================

See notes to consolidated financial statements.

                                      (17)

                         Transnational Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                         Year ended January 31,
                                                         ----------------------
                                                            1997        1996
                                                         ----------------------
                                                             in thousands

Operating activities
Net Income                                                 $   273       216
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
       Depreciation and amortization                           264       270
       Provisions for obsolescence                              40        40
       Interest payments applied to debt                       (18)     (181)
       Changes in operating assets and liabilities, net:
           (Increase) decrease in accounts receivable          101      (471)
           (Increase) decrease in inventories                    6       (88)
           (Increase) decrease in other current assets         (12)      (16)
           (Increase) decrease in net billings in
            excess of  cost and estimated earnings on
            customer contracts                                 683        22
           Increase (decrease) in accounts payable            (180)      166
           Increase (decrease) in accrued expenses
            and other liabilities, excluding debt               28      (257)
                                                         ----------------------
Net cash provided (used) by operating activities              1185      (299)
                                                         ----------------------

Investing activities
Capital expenditures                                          (121)     (155)
                                                         ----------------------

Net cash used by investing activities                         (121)     (155)
                                                         ----------------------

Financing activities
Proceeds from revolving line of credit                       2,787       603
Payments on revolving line of credit                        (3,056)     (334)
Payments on capital leases                                     (25)      (23)
Repayment of long term debt                                   (156)     (123)
                                                         ----------------------
Net cash (used) provided by financing activities              (450)      123
                                                         ----------------------

Increase (decrease) in cash                                    614      (331)
Cash at beginning of year                                      339       670
                                                         ----------------------
Cash at end of year                                        $   953   $   339
                                                         ======================

See notes to consolidated financial statements.



                                      (18)

                         Transnational Industries, Inc.
                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Nature of Business

Transnational Industries, Inc. (the Company) is a holding company. The Company, through its subsidiary, Spitz, Inc. (Spitz) operates in one business segment, supplying visual immersion theaters with systems and subsystems for simulation applications used in entertainment, education and training. In its fifty year history, Spitz has predominantly manufactured astronomical simulation systems (planetariums), projection domes, and other curved projection screens. Projection domes and curved projection screens are used for various applications including large format film theaters such as Omnimax theaters and various simulation systems. It also services the systems it sells under maintenance contracts. Recently, Spitz introduced new video projection products for planetarium theaters and other applications using immersive multimedia displays for wide audiences. Principal customers are domestic and international museums, schools, military defense contractors, theme parks and other entities in the entertainment industry.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Spitz. Upon consolidation, all significant intercompany transactions have been eliminated. Certain reclassifications to prior year amounts have been made to conform with the current year presentation.

Revenue Recognition

Revenues from sales of equipment are recognized on the percentage of completion method, measured by the percentage of cost incurred to estimated total cost for each contract. Estimated losses under the percentage of completion method are charged to operations immediately. Revenues from maintenance contracts representing the estimated portion for preventive service (40% of contract value) are recognized upon completion of the preventive service. The balance of revenues from maintenance contracts representing warranty are recognized over the one year term of the contract. Revenues from parts and other service are recognized upon shipment or completion of the service, respectively.

Inventories

Inventories are stated at the lower of cost, determined by the first-in first-out method, or market value. Certain repair and maintenance inventories having realization cycles longer than one year have been classified as long-term. Inventories include amounts related to long term contracts as determined by the percentage of completion method of accounting.

                                      (19)

                         Transnational Industries, Inc.
             Notes to Consolidated Financial Statements (continued)

Machinery and Equipment

Machinery and equipment are stated at cost, which is depreciated using the straight-line method over the estimated useful lives of the assets.

Computer Software

Computer software consists of costs of developing software products for automated control systems for astronomical simulation equipment held for sale. Costs are amortized over the sale of units not to exceed a period of 10 years. Amortization of costs related to computer software products held for sale amounted to $37,000 in fiscal 1997 and $54,000 in fiscal 1996.

Excess of Cost Over Net Assets of Business Acquired

The excess of cost over net assets of business acquired is amortized on the straight-line basis over forty years. The Company continually evaluates the carrying amount of this asset. Accumulated amortization of excess of cost over net assets of business acquired amounted to $788,000 and $720,000 at January 31, 1997 and 1996, respectively.

Income Taxes

Income taxes are accounted for by the asset and liability approach in accordance with Statement of Financial Accounting Standard No. 109 "Accounting for Income Taxes". Deferred taxes will arise, subject to a valuation allowance, from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in the tax laws when those changes are enacted.

Net Income (Loss) Per Share

Net income (loss) per share amounts have been computed based upon the weighted average number of shares outstanding during the year. Per share amounts are adjusted for Preferred Stock dividend requirements. Common equivalent shares from warrants issued in June 1994 and incentive stock options issued in May 1996 have been considered outstanding in determining the weighted shares outstanding.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimated.



                                      (20)

2.  Inventories


Inventories consist of:
                                                              January 31,
                                                       -----------------------
                                                          1997          1996
                                                       -----------------------
                                                            (in thousands)
Raw materials, parts, and subassemblies                 $  734        $  735
Work-in-process                                            153           196
Finished                                                     4             6
Cost and estimated earnings in  excess of billings         282           466
                                                       -----------------------
Total inventories                                        1,173         1,403
Repairs and maintenance inventories recorded with
other assets                                               190           206
                                                       -----------------------
Inventory recorded within current assets                $  983      $  1,197
                                                       =======================




3.  Costs and Estimated Earnings on Contracts in Progress


Costs and estimated earnings on contracts in progress consisted of:

                                                             January 31,
                                                       -----------------------
                                                          1997          1996
                                                       -----------------------
                                                            (in thousands)
Costs incurred on contracts in progress                 $2,698        $2,244
Estimated earnings                                         953         1,080
                                                       -----------------------
Total costs and estimated earnings on contracts
  in progress                                            3,651         3,324
Less billings to date                                   (4,309)       (3,299)
                                                       -----------------------
Total costs and estimated earnings on contracts
  in progress net of billings                           $ (658)       $   25
                                                       =======================


Included in the accompanying balance sheet or footnotes under the following captions:

                                                             January 31,
                                                       -----------------------
                                                          1997          1996
                                                       -----------------------
                                                            (in thousands)
Costs and estimated earnings in excess of  billings
  recorded with inventory                               $  282        $  466
Billings in excess of costs and estimated earnings
  recorded with liabilities                               (940)         (441)
                                                       -----------------------
Total costs and estimated earnings on contracts in
  progress net of billings                              $ (658)       $   25
                                                       =======================

                                      (21)

                         Transnational Industries, Inc.
             Notes to Consolidated Financial Statements (continued)


4.    Debt
                                                               January 31,
                                                         -----------------------
                                                          1997            1996
                                                         -----------------------
                                                              (in thousands)



Capitalized lease obligations                             $   88        $   48

Revolving credit note payable to bank, due Aug 1, 1997
  with monthly interest of 2% over prime                       -           269

Convertible term note payable to bank, due Aug 1, 1997
  with monthly installments of $13,000 ($20,000
  effective June 1, 1997)plus interest of 2% over prime    1,411         1,567

Time note payable to bank, due March 31, 2004 with
  no interest                                                 22            22

Estimated future interest payments on modified debt
  agreements                                                   -            18
                                                         -----------------------
Total debt                                                 1,521         1,924

Less current portion                                         542           190
                                                         -----------------------
Long term debt, less current portion                      $  979        $1,734
                                                         =======================



The January 31, 1996 balance on the revolving credit note represents the amount outstanding under a $500,000 revolving credit agreement with the Company's primary lender (the Bank) dated April 1, 1994. The note and the revolving credit agreement originally matured on February 1, 1996 but were extended to August 1, 1997 pursuant to subsequent amendments. The revolving credit agreement permits borrowing subject to a formula based on inventory and accounts receivable. Interest at prime plus 2% is payable monthly. The $500,000 limit is reduced for outstanding standby letters of credit issued by Spitz. The borrowing limit was reduced by $129,104 for standby letters of credit at January 31, 1997 and 1996. Unused borrowing capacity amounted to $370,896 and $101,927 at January 31, 1997 and 1996, respectively.

The convertible term note consists of the balance of a $1,800,000 note issued to the Bank on April 1, 1994. The note represents a modification of terms pursuant to a 1994 debt restructuring. The note was payable by Spitz, originally, in monthly principal payments of $10,000 plus interest at prime plus 2% commencing on April 1, 1994 with the balance maturing on February 1, 1996. Subsequent amendments extended the maturity date to August 1, 1997 and increased monthly principal payments to $13,000 effective February 1, 1996 and $20,000 effective June 1, 1997. The amended terms also

                                      (22)

                         Transnational Industries, Inc.
             Notes to Consolidated Financial Statements (continued)

require additional principal payments from excess cash balances determined by a formula based on unrestricted cash balances and working capital. The terms allow for the Bank to convert the full remaining principal amount into common shares of the Company at an original rate of $.50 per share subject to limitations protecting the Company's ability to carryforward its tax net operating losses. As a result of the one-for-twenty reverse stock split in July 1995 (see Note 5), the conversion rate was adjusted to $10 per share.

The $21,783 time note is payable by the Company and matures on March 31, 2004. No interest is payable under the time note. The time note requires mandatory prepayments in amounts equal to the warrant price for shares that may be purchased from time to time by the Bank under a Stock Subscription Warrant to purchase 2,178,268 shares of common stock of the Company for $.01 per share. As a result of the one-for-twenty reverse stock split in August 1995 (see Note 5), the shares acquirable under the stock subscription warrant are adjusted to 108,913 shares at $0.20 per share

The January 31, 1996 balance of estimated future interest payments on modified debt agreements resulted from the application of Statement of Financial Accounting Standards No. 15, "Accounting for Troubled Debt Restructurings by Debtors and Creditors " (SFAS No. 15), to 1994 debt restructuring transactions. Under SFAS No. 15, the estimated future interest payments on modified debt agreements are included with the carrying value of the debt. Interest payments of $18,000 and $181,000 were applied to debt in the fiscal year ended January 31, 1997 and 1996, respectively.

The debt agreements are secured by virtually all of the Company's assets, prohibit the payment of dividends on capital stock and require the maintenance of certain financial covenants. The debt agreements also include cross guarantees by the Company and Spitz.

The Company is currently in the process of evaluating refinancing alternatives for its various debt agreements. The current debt maturity dates have been extended to August 1, 1997 in order to complete the evaluation. The current portion of the existing note balances reflects payments expected to be made in the fiscal year ended January 31, 1998 under new debt agreements.

5.  Common and Preferred Stock

On July 14, 1995 the stockholders of the Company voted to authorize the Board of Directors of the Company to adopt amendments to the Company's certificate of incorporation to effect a reverse stock split on a one-for-twenty basis, decrease the authorized number of shares of common stock from 10,000,000 to 1,000,000 and increase the per share par value from $0.01 to $0.20. The effective date of the amendment was August 15, 1995. All references in the accompanying financial statements to the number of common shares and per share amounts have been restated to reflect the amendments.

The holders of the Series B Cumulative Convertible Preferred Stock (Series B Preferred) are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 1997, accumulated but undeclared and unpaid dividends with respect to the 1,744 outstanding shares of Series B Preferred amounted to $299,750. The Series B Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $172 per share. The 1,744 shares of Series B Preferred are convertible into 10,259 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

                                      (23)

                         Transnational Industries, Inc.
             Notes to Consolidated Financial Statements (continued)


Upon liquidation, dissolution, or winding up of the Company, before any distribution with respect to the common stock, the holders of shares of the Series B Preferred are entitled to receive an amount equal to the aggregate liquidation value, which would include any accumulated and unpaid dividends. The Series B Preferred has no voting rights except as to any change in the Company's Certificate of Incorporation adversely affecting the preferences of the holders of the Series B Preferred and as required by law. In such instances, each holder of Preferred Stock is entitled to the number of votes equal to the number of shares of common stock that would be obtained upon conversion of the Series B Preferred.


6.  Leases

Total rent expense under an operating lease for office and production facilities amounted to $241,500 in each of fiscal years 1997 and 1996. Spitz's lease for its facility contains a renewal option for an additional five years at fair market value upon the expiration of the current term in April 1998. Future minimum rental commitments under the operating lease are as follows for the fiscal years: 1998--$241,500; 1999--$60,400.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows:
                                               January 31,
                                      ---------------------------
                                           1997          1996
                                      ---------------------------
Machinery and equipment, at cost        $ 131,106    $  80,071
Accumulated depreciation                   29,585       17,352
                                      ===========================
    Net book value                      $ 101,521    $  62,719
                                      ===========================




The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases which approximate 12%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 1997, are as follows:



                                                       1998    $ 43,743
                                                       1999      41,090
                                                       2000      18,715
                                                                -------
         Total Payments                                         103,548
         Less amount representing interest                       14,186
                                                                -------
         Present value of capital lease obligations              89,362
         Less current portion                                    34,803
                                                                -------
         Long term obligation                                  $ 54,559
                                                                =======
                                      (24)

                        Transnational Industries, Inc.
             Notes to Consolidated Financial Statements (continued)


7.  Stock Compensation Plan

Under the 1995 Stock Option and Performance Incentive Plan, the Company may grant stock options, stock appreciate rights or shares of up to 50,000 shares of the Company's common stock to employees of the Company and Spitz. On May 20, 1996, 10,500 stock options were granted to certain management employees. The options are excercisable at the market price (defined as the average of the bid and asked price) on the date of grant for up to five years, and are subject to a four year vesting schedule at the rate of 25 % per year from the date of grant.

The fair value of each option was estimated on the date of grant using a pricing model which assumed a risk free interest rate of 8% and volatility of 25%. Compensation cost, which is determined by the fair value of each option and the number of options that actually vest, amounts to $706 for the fiscal year ended January 31, 1997.


8.  Profit Sharing Plan

The Company has a funded profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the account of participants.

Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $61,000 and $63,000 in fiscal 1997 and 1996, respectively.

9.  Income Taxes

Income tax expense for 1997 consists of applicable state income taxes on the income before taxes of Spitz. State income taxes for 1996 have been eliminated by the utilization of a net operating loss carryforward, the balance of which expired in 1996. Federal taxes for both 1997 and 1996 have been eliminated by the utilization of federal net operating loss carryforwards.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. Significant components on the Company's net deferred tax at January 31, 1997, are as follows (in thousands).


Net operating loss carry forwards                    $ 4,745
Obsolescence reserve                                     361
                                                    ----------
Net deferred tax assets                                5,106
Valuation allowance                                   (5,106)
                                                    ==========
Deferred income tax, net                             $     0
                                                    ==========


The valuation allowance is intended to represent the corresponding amount of deferred tax assets which may not be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance which may be required if circumstances change regarding the

                                      (25)

                        Transnational Industries, Inc.
             Notes to Consolidated Financial Statements (continued)


utilization of the deferred tax assets in future periods. The valuation allowance remained equal to the net deferred tax asset for the years presented.

At January 31, 1997 the Company had investment tax credit carryforwards of $591,000 expiring in 1998 through 2002 and a net operating loss carryforward for tax purposes of $13,529,000 expiring in 2005 through 2009. For financial reporting purposes, the net operating loss carryforward in 1997 is approximately $14,590,000. The difference relates to the nondeductible reserves for inventory valuation not recognized for tax purposes. The net operating loss carryforward was reduced by approximately $430,000 and $187,000 from the utilization of a net operating loss deduction in 1997 and 1996, respectively. The Internal Revenue Service has not examined the Company tax returns during the years in which the net operating losses were generated or since that time. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.


10. Financial Instruments

Risk Management

Spitz's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to its customers in the ordinary course of business but the Company usually receives progress payments under the terms of its customer contracts. Additionally, letters of credit are usually arranged to secure payment from international customers.

The Company and its subsidiary maintain cash balances at two financial institutions located in Michigan and Pennsylvania. Accounts are secured by the Federal Deposit Insurance Corporation. During the normal course of business, balances may exceed the insured amount.

Spitz customer contracts are generally payable in U.S. currency. Occasionally, foreign currency will be required to purchase goods and services related to the installation of products at foreign customers sites. Spitz generally does not use derivative financial instruments with respect to such foreign currency requirements as their amounts are generally minor relative to the overall contract costs.

Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of such disclosures, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Management believes that the fair value of its financial instruments is generally equal to its book value.

11.  Supplemental Cash Flow Information

Non cash financing transactions consist of equipment of $65,000 and $51,000 acquired through capital leases in fiscal 1997 and 1996, respectively.

Interest paid on debt including capital lease obligations amounted to $167,000 in 1997 and $184,000 in 1996. The Company paid no federal income taxes in 1997 and 1996.

                                      (26)

                        Transnational Industries, Inc.
             Notes to Consolidated Financial Statements (continued)

12.  Significant Customers and Geographic Information

In fiscal years 1997 and 1996 revenues of $769,000  (11.2%) and $948,000 (16.5%)
were earned from a single customer. Export revenues by geographic area for the years ended January 31 consist of (in thousands):

                                                         1997        1996
                                                  ----------- -----------
                   Canada                              $  763      $  290
                   Central America                        129         335
                   South America                           47           -
                   Europe                                 412         662
                   Middle East                             39         222
                   Far East                               761         926
                                                  ----------- -----------
                   Total export revenues             $  2,151     $ 2,435
                                                  =========== ===========

13.  Contingencies and Commitments

In the fiscal year ended January 31, 1996, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not threatened to carry out its assertion nor has it communicated with the Company since July 1996. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at January 31, 1997.

The Company had outstanding standby letters of credit of $129,000 and $267,000 at January 31, 1997 and 1996, respectively. Cash of $138,000 was pledged as collateral for outstanding standby letters of credit at January 31, 1996. No cash was pledged as collateral for the outstanding standby letter of credit at January 31, 1997.

                                      (27)

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III
ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE
                                  EXCHANGE ACT

Directors of the Company

Pursuant to the Registrant's By-laws, the number of Directors of the Registrant is determined by Board action, which is currently seven. There currently exists, however, two vacancies.

The following information is submitted with respect to the current directors of the Company. All such directors were elected as directors by the holders of Common Stock at the Company's last annual meeting of stockholders. All directors serve until the next annual meeting of shareholders and until their successors have been duly elected and shall have qualified.

                                                              Director
                           Name                    Age         Since

                  Michael S. Gostomski(1)(2)        46          1986
                  Charles H. Holmes, Jr.            56          1994
                  Charles F. Huber(1)               67          1992
                  William D. Witter(1)              67          1977
                  Calvin A. Thompson(1)(2)          72          1994

(1)Member of Compensation Committee.

(2)Member of Audit Committee.

Michael S. Gostomski joined the Company in May 1986 as Vice-President Finance, Treasurer, and a director and became Corporate Secretary in March of 1988. In October of 1989, he became Executive Vice-President of the Company. On May 1, 1992, he became President and Chief Executive Officer of the Company. Mr. Gostomski resigned as an employee of the Company, while remaining as a director of the Company, in September, 1993, at which time he became Executive Vice President of Roller Bearing Company. From 1980 to 1986, he held various financial and management positions at Peabody International Corporation, most recently as a Sector Vice President in charge of its engineering and construction subsidiaries. Mr. Gostomski, who is a Certified Public Accountant, holds B.S. and MBA degrees from the University of Connecticut.

Charles H. Holmes, Jr., became a director of the Company in 1994. He has held various operating and management positions at the Company's Spitz, Inc., subsidiary since 1962. Mr. Holmes has been President of Spitz since 1988. He has been President of the Company since September, 1993. Mr. Holmes holds a degree in Business Management from Goldey Beacom College.

Charles F. Huber became a director of the Company in February 1992. He is currently a

                                      (28)
managing director of William D. Witter Associates, Inc. and Chairman of the Board of Directors of Merrimax Corporation. He holds a B.A. degree from Princeton University.

William D. Witter became a director of the Company in 1977 and Vice-Chairman in August of 1987. He has been President of William D. Witter, Inc., an investment management concern, since 1976. Mr. Witter holds an A.B. degree from Yale University and an M.B.A. from Stanford Business School.

Calvin A. Thompson became a director of the Company in October 1994. He has been a Managing Director of William D. Witter Associates, Inc. since 1982. Mr. Thompson holds a B.S. degree in industrial engineering from Columbia University.
 .

Executive Officers of the Company

The executive officers of the Company are as follows:

         Name                       Position                        Age
Charles H. Holmes, Jr.     President and Chief Executive             56
                           Officer and President of Spitz, Inc.

Paul L. Dailey, Jr.        Chief Financial Officer and Vice          40
                           President-Finance of Spitz, Inc.

Information with respect to Mr. Holmes is set forth above in this Item 9. Paul Dailey joined Spitz in September of 1983 as Controller. In June of 1986, he became Vice President - Finance for Spitz. In April 1993, he become Chief Accounting Officer of the Company. In September 1993 he became Chief Financial Officer and Secretary of the Company. Mr. Dailey is a certified public accountant and holds a B.A. degree in accounting from Rutgers University.

Section 16 (a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently completed fiscal year, and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, the directors, executive officers and beneficial owners of 10% or more of the Company's Common Stock who failed to make the requisite filings on a timely basis are as follows: Messrs. Holmes and Dailey failed to file Forms 5 reporting the granting to them of options under the Company's stock option plan to purchase 3000 and 2500, respectively, shares of Common Stock.

                                      (29)

                         ITEM 10. EXECUTIVE COMPENSATION

Management Remuneration

The following table sets forth the cash, as well as certain other compensation, paid to Charles H. Holmes, Jr., the President and Chief Executive Officer of both the Company and the Company's Spitz, Inc., subsidiary. Except for Mr. Holmes, the Company did not have any executive officer whose total annual salary and bonus exceeded $100,000 for the last completed fiscal year.


                                 Annual           Long Term
                           Compensation (a)      Compensation
                         --------------------   --------------
                                                Securities Under
           Name and                             Options Granted     All Other
      Principal Position   Year      Salary           (#)          Compensation
-------------------------------------------------------------------------------

Charles H. Holmes, Jr.     1997     $130,999        3,000            $4,480 (b)
President of Spitz, Inc.   1996      128,077            0             4,421 (b)
                           1995      110,914            0             3,867 (b)

------------

(a) Other annual compensation consisting of an automobile allowance and supplemental medical benefits amounted to less than ten percent of salary and is therefore not reported in table.

(b)  Consists entirely of contributions to 401 (k) plan.


Stock Option and Performance Incentive Plan

On July 14, 1995 the stockholders of the Company voted to approve the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan (Option Plan) adopted by the Board of Directors of the Company on March 21, 1995. The purpose of the Option Plan is to attract and retain the best available employees for the Company and its subsidiaries and to encourage the highest level of performance by such employees, thereby enhancing the value of the Company for the benefit of its stockholders. The Option Plan is also intended to motivate employees to contribute to the Company's future growth and profitability and to reward their performance in a manner that provides them with means to increase their holdings of Common Stock of the Company and aligns their interest with the interest of the stockholders of the Company. Under the Option Plan, awards are granted to key employees whose initiative is deemed valuable for the successful conduct and development of the Company's business. The Option Plan provides for up to 50,000 shares of the Company's Common Stock to employees of the Company and its subsidiaries. Awards may be in various forms of stock options, stock appreciation rights, and shares of common stock. Awards are granted by the Compensation Committee of the Board of Directors of the Company.

                                      (30)

The following table sets forth the information relating to individual grants of options to purchase common shares of the Company to Charles H. Holmes, Jr. under the Option Plan during the fiscal year ended January 31, 1997.


               Option Grants in Fiscal Year ended January 31, 1997
--------------------------------------------------------------------------------
                        Securities    % of Total
                          Under         Options
Name                     Options      Granted to        Exercise
                         Granted       Employees         Price      Expiration
                           (#)       in Fiscal Year  ($ per share)     Date
--------------------------------------------------------------------------------

Charles H. Holmes, Jr.  3,000 (1)        28.6%           $2.25     May 20, 2001
------------

(1) Options vest over four years at a rate of 25% per year.


        Aggregated Option Exercises in Fiscal Year Ended January 31, 1997
                        and Fiscal Year End Option Values
--------------------------------------------------------------------------------
                                                      Unexercised in-the-money
                         Unexercised Options (#)       Options at Fiscal Year
                           at Fiscal Year End                  End ($)
Name                   Exercisable / Unexercisable   Exercisable / Unexercisable
--------------------------------------------------------------------------------

Charles H. Holmes, Jr.           0 / 3,000                     0 / 0


Employment Agreements

The Company entered into an employment agreement with Mr. Holmes effective May 1, 1995. Under the agreement Mr. Holmes is paid an annual base salary of $130,000, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits including group insurance, supplemental medical benefits and an automobile allowance. Mr. Holmes may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Holmes's contract automatically renewed on May 1, 1997, for the period through April 30, 1998. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to a lump sum payment equal to twice his annual base salary and the continuation of his fringe benefits for a period of two years. A non renewal of the contract term by the Company within six months prior to or three years after a "Change in Control" will be treated as a termination without cause. A "Change in Control" is defined as (i) a change within twelve months of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's voting stock, (iii) the sale of the assets of Spitz, or (iv) any merger or consolidation of the Company's business which results in a change in ownership of the majority of the equity of the Company. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

                                      (31)

Compensation of Directors

Commencing with the fourth calendar quarter of 1994, the Chairman of the Board of Directors began earning a fee of $10,000 per annum, and each other outside director began earning a fee of $6,000 per annum. Beginning with the second calendar quarter of 1995, these amounts were increased to $50,000 and $10,000 per annum, respectively. The fee paid to the Chairman was based on the Chairman's spending one-third of his working hours assisting the Company and its subsidiary.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of April 30, 1997 (except for William
D. Witter and Charles Huber, whose respective beneficial ownership is disclosed in the immediately following table). The Common Stock is the Company's only class of voting securities.


              Name and                   Amount and Nature        % of Common
              Address                 of Beneficial Ownership         Stock
-------------------------------------------------------------------------------

Comerica Bank, N. A.                        247,413(1)               43.3%(2)
500 Woodward Avenue
Detroit, MI  48226

Penfield Limited Partnership c/o             37,353(3)               11.4%(4)
William D. Witter, Inc.
153 East 53rd Street
New York, NY 10022

Estate of Alan Drew                          24,887(5)                7.6%(6)
421 Sable Palm Lane
Vero Beach, FL 32963



(1) 108,913 of such shares are currently acquirable upon the exercise of warrants to purchase 108,913 shares of the Company's Common Stock at a price of $0.20 per share. The remaining 138,500 shares of the Company's Common Stock can be acquired in exchange for $1,385,000 of the Company's indebtedness to Comerica Bank, N.A., at an exchange rate equal to $10.00 per share, subject to (i) the availability of a sufficient number of authorized but unissued and unreserved shares of the Company's Common Stock to allow such conversion, and (ii) such exercise not materially and adversely affecting the amount of, or the ability to use, the Company's tax net operating loss carryforward.

(2) Assumes the issuance of the Company's Common Stock pursuant to the exercise and conversion of the derivative securities owned by Comerica Bank, N.A., and described in Footnote 1 above.

                                      (32)

(3) 2,353 of such shares are currently acquirable upon the conversion of 400 shares of the Company's Series B Preferred Stock.

4 Assumes the issuance of 2,353 shares of the Company's Common Stock pursuant to the conversion of the Series B Preferred Stock described in footnote 3 above.

5 Includes 1,176 shares of Common stock acquirable upon the conversion of Estate of Mr. Drew's Series B Preferred.

6 Assumes the issuance of 1,176 shares of the Company's Common Stock pursuant to the conversion of the Series B Preferred Stock described in footnote 5 above.


Security Ownership of Management

The following table sets forth, as of April 30, 1997 the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made under the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and the executive officers as a group:

         Name                                  Shares Owned   % of Common Stock

         William D. Witter                         164,608(1)          50.3%(2)
         Charles Huber                              37,588(3)          11.6%(2)
         Michael S. Gostomski                        6,043(4)           1.9%(2)
         Charles H. Holmes, Jr.                        868(5)               *
         Calvin A. Thompson                          6,488(6)           2.0%(2)

         All current  Directors and executive      216,279(7)          65.4%(2)
         officers as a group (6 persons)
         ---------
         * Less than 1%
                                  ------------

(1) Includes 87,219 shares of Common Stock (of which 824 are acquirable upon the conversion of the Company's Series B Preferred Stock) owned by Mr. Witter's spouse and children, (ii) 1083 shares of Common Stock owned by ADW Inc. and
(iii) the 37,353 shares of Common Stock beneficially owned by Penfield Limited Partnership and described in the immediately preceding table. This figure does not include 1,541 shares of Common Stock (of which 941 are acquirable upon the conversion of the Company's Series B Preferred Stock) owned by the William D. Witter, Inc., Profit Sharing Fund, of which Mr. Witter is one of several trustees. Mr. Witter disclaims a beneficial interest in the shares of Common Stock owned by the profit sharing fund and by Mr. Witter's spouse and children.

(2) Assumes the issuance by the Company of all securities issuable to such director or all directors and executive officers as a group, as the case may be, upon the exercise and/or conversion of any Preferred Stock owned by such person or group.

                                      (33)

(3) Includes 588 shares of Common Stock acquirable upon the conversion of Mr. Huber's Series B Preferred Stock.

(4) Includes 753 shares of Common Stock acquirable upon the conversion of Mr. Gostomski's Series B Preferred Stock.

(5) Consists of 118 shares of Common Stock acquirable upon the conversion of Mr. Holmes' Series B Preferred Stock and 750 shares of Common Stock acquirable upon the exercise of stock options which vest and become exercisable on May 20,1997.

(6) Includes 588 shares of Common Stock acquirable upon the conversation of Mr. Thompson's Series B Preferred Stock and 2,500 shares of Common Stock owned by Mr. Thompson's spouse. Mr. Thompson disclaims a beneficial interest in the shares of Common Stock owned by his spouse.

(7) Includes a total of 5,283 shares of Common Stock acquirable upon the conversion of all Series B Preferred Stock owned by the Company's directors and executive officers.


                 ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

Not applicable.

                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

   (a)  Exhibits

Exhibit
 No.     Description of Document

3.1      Certificate  of  Incorporation  of  Registrant,  as  amended  (Exhibit
         3.1 to Registrant's Registration Statement No. 33-6826 on Form S-1 incorporated herein by reference).

3.2 Certificate of Amendment of Certificate of Incorporation of Registrant, filed August 31, 1990 (Exhibit 3.2 to Registrant's Form 10-K for the fiscal year ended January 31, 1991 (the "1991 10-K") incorporated herein by reference).

3.3 Certificate of Designations, Preferences and Rights of the Preferred Stock (Exhibit 4(b) to Registrant's 1989 Form 8-K filed with the Securities and Exchange Commission on February 15, 1989 ["1989 Form 8-K"] incorporated herein by reference).

3.4 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock of Registrant, filed September 5, 1990 (Exhibit 3.4 to the 1991 10-K, incorporated herein by reference).

3.5 By-laws of Registrant, as amended (Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended January 31, 1989 ["1989 10-K"] incorporated herein by reference).

                                      (34)

4.1      Certificate of Incorporation of Registrant, as amended, listed as
         Exhibit 3.1 above and incorporated herein by reference.

4.2 Certificate of Amendment of Certificate of Incorporation of Registrant, listed as Exhibit 3.2 above and incorporated herein by reference.

4.3 Certificate of Designations, Preferences and Rights of the Preferred Stock,listed as Exhibit 3.3 above and incorporated herein by reference.

4.4 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock of Registrant, listed as Exhibit 3.4 above and incorporated herein by reference.

4.5 Convertible Subordinated Debenture Purchase Agreement, dated as of November 22, 1989, between Registrant and the purchasers of convertible subordinated debentures set forth therein (Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 [the "10/31/89 10-Q"] incorporated herein by reference).

4.6 Subordinated Debenture Purchase Agreement, dated as of April 11, 1990, between Registrant and the purchasers of subordinated debentures set forth therein, including forms of Registrant's Subordinated Debentures and Warrant Certificates issued on April 11, 1990, attached thereto as Exhibits B and C, respectively (Exhibit 4.11 to Registrant's Form 10-K for the fiscal year ended January 31, 1990 [the "1990 10-K"] incorporated herein by reference).

4.7 Securities Purchase Agreement, dated January 5, 1994, by and among William D. Witter, First Aerospace, Inc., Aaron Hollander, Michael Culver, First Equity Development Incorporated and Interconnect of Connecticut. (Exhibit 4.7 to Registrant's Form 10-K for the fiscal year ended January 31, 1994 ["1994 10-K"] incorporated herein by reference).

4.8 Stock Purchase and Restructuring Agreement, dated as of June 30, 1994, between the Company, Slusser Associates, Inc., the holders of $375,000 principal amount of the Company's subordinated debentures and the purchasers of 3,000,000 shares of the Company's Common Stock. (Exhibit
         4.8 to Registrant's 1994 10-K incorporated herein by reference).

4.9 Credit Agreement, dated as of April 1, 1994, between the Company, Spitz, Inc., and Comerica Bank. (Exhibit 4.9 to Registrant's 1994 10-K incorporated herein by reference).

4.10 Partial Release Agreement, dated as of April 1, 1994, between the Company, Spitz, Inc., and Comerica Bank. (Exhibit 4.10 to Registrant's 1994 10-K incorporated herein by reference).

4.11 Agreement, dated as of June 30, 1994, between the Company, Spitz, Inc. and Comerica Bank.(Exhibit 4.11 to Registrant's 1994 10-K incorporated herein by reference).

4.12     Partial Release of Comerica Bank, dated as of June 30, 1994. (Exhibit
         4.12 to  Registrant's  1994 10-K incorporated herein by reference).

10.1 Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan (Exhibit "A" to Registrant's Proxy Statement dated June 16, 1995 incorporated herein by reference).

                                      (35)

10.2 Employment Agreement dated May 1, 1995 between Charles Holmes and Spitz Inc (Exhibit 10.2 to Registrant's 1996 10-K incorporated herein by reference).

10.3 Employment Agreement dated May 1, 1995 between Paul Dailey and Spitz Inc. (Exhibit 10.3 to Registrant's 1996 10-K incorporated herein by reference).

10.4 Employment Agreement dated May 1, 1995 between Jonathan Shaw and Spitz Inc.(Exhibit 10.4 to Registrant's 1996 10-K incorporated herein by reference).

10.5 Employment Agreement dated May 1, 1995 between John Fogleman and Spitz Inc. (Exhibit 10.5 to Registrant's 1996 10-K incorporated herein by reference).

21       Subsidiaries of Registrant (a Delaware corporation):

                                   Spitz, Inc.

27       Financial Data Schedules


   (b)   Reports on Form 8-K for the quarter ended January 31, 1997.

                  None

                                      (36)

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 15, 1997                         Transnational Industries, Inc.

                                            By: /s/ Paul L. Dailey
                                                    Paul L. Dailey
                                                    Secretary - Treasurer
                                                    Chief Financial Officer


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Title                        Date

/s/  Charles F. Huber
---------------------------
     Charles F. Huber         Chairman of the Board        May 15, 1997

/s/  Charles H. Holmes, Jr.
---------------------------
     Charles H. Holmes, Jr.   Director, President and      May 15, 1997
                              Chief Executive Officer

/s/  William D. Witter
---------------------------
     William D. Witter        Vice Chairman of the Board   May 15, 1997


/s/  Michael S. Gostomski
---------------------------
     Michael S. Gostomski     Director                     May 15, 1997

 /s/ Calvin A. Thompson
---------------------------
     Calvin A. Thompson       Director                     May 15, 1997

                                      (37)