Form 10QSB
period 1997-04-30
TRANSNATIONAL INDUSTRIES INC
filed 1997-06-20
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 1997

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
   (State or Other Jurisdiction of                    (I.R.S. Employer
    Incorporation or Organization)                  Identification Number)


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

                          Common stock, $0.20 par value
                      Outstanding at May 31, 1997: 324,220

Transitional Small Business Disclosure Format (check one):
YES           NO    X


                                      (1)

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                              PAGE


Part I.    FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed consolidated balance sheets --
                    April 30, 1997, and January 31, 1997.              3-4

                    Condensed consolidated statements of
                    operations -- Three months ended
                    April 30, 1997, and 1996.                          5

                    Condensed consolidated statements of
                    cash flows -- Three months ended
                    April 30, 1997, and 1996.                          6

                    Notes to condensed consolidated
                    financial statements -- April 30, 1997.            7-8

         Item 2.    Management's Discussion and Analysis
                    of Financial Condition and Results of Operations   9-11


Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                   12


SIGNATURES                                                             12

                                      (2)

I.       FINANCIAL INFORMATION

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                        April 30,    January 31
                                                          1997          1997
                                                       ------------------------
                                                       (Unaudited)   (Audited)

Assets

Current Assets
    Cash                                                $   849       $   953
    Accounts receivable                                     953         1,077
    Inventories                                             935           983
    Other current assets                                    119           123
                                                       ------------------------
Total Current Assets                                      2,856         3,136


Machinery and Equipment
    Machinery and equipment, at cost                      2,543         2,308
    Less accumulated depreciation                         1,767         1,723
                                                       ------------------------
Net Machinery and Equipment                                 776           585


Other Assets
    Repair and maintenance inventories, less
     provision for obsolescence                             190           190
    Computer software, less amortization                    197           187
    Excess of cost over net assets of business
     acquired, less amortization                          1,944         1,961
                                                       ------------------------
Total Other Assets                                        2,331         2,338
                                                       ------------------------
Total Assets                                             $5,963        $6,059
                                                       ========================

See notes to condensed consolidated financial statements.

                                      (3)

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                        April 30,    January 31
                                                          1997          1997
                                                       ------------------------
                                                       (Unaudited)   (Audited)


Liabilities and stockholder's equity

Current Liabilities:
     Accounts payable                                   $   189     $   228
     Deferred maintenance revenue                           478         574
     Other current liabilities                              398         287
     Billings in excess of cost and estimated earnings      724         940
     Current maturities of long-term debt                   167         542
                                                       ------------------------
Total Current Liabilities                                 1,956       2,571

Long-Term Debt, less current maturities                   1,307         979

Stockholders' Equity
     Series B Cumulative  Convertible  Preferred Stock,
      $0.01 par value - 1,744 shares authorized, issued
      and outstanding (liquidating value $747,740)          399         399
     Common Stock,  $0.20 par value - authorized
      1,000,000  shares;  issued and outstanding:
      324,420 shares                                         65          65
     Additional paid-in capital                           8,502       8,502
     Accumulated deficit                                 (6,266)     (6,457)
                                                       ------------------------
Total stockholders' equity                                2,700       2,509
                                                       ------------------------
Total liabilities and stockholders' equity               $5,963      $6,059
                                                       ========================

See notes to condensed consolidated financial statements.

                                      (4)

                         TRANSNATIONAL INDUSTRIES, INC.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)


                                                          Three Months Ended
                                                                April 30,
                                                       ------------------------
                                                          1997           1996
                                                       ------------------------
Revenues                                                  2,324         $1,710
Cost of Sales                                             1,709          1,207
                                                       ------------------------
Gross Margin                                                615            503

Selling expenses                                            126            121
Research and development                                     73            105
General and administrative expenses                         186            183
                                                       ------------------------
                                                            385            409
                                                       ------------------------
Operating income                                            230             94

Interest expense (income)                                    28             23
                                                       ------------------------
Income before income tax                                    202             71



Provision for income taxes                                   11              6
                                                       ------------------------
Net income                                                  191             65


Preferred dividend requirement                               12             12
                                                       ------------------------
Income  applicable to common shares                         179             53
                                                       ========================

Income per common share                                   $0.41          $0.12
                                                       ========================
Weighted average common shares outstanding              433,133        433,133
                                                       ========================

See notes to condensed consolidated financial statements.

                                      (5)

                         TRANSNATIONAL INDUSTRIES, INC.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)


                                                          Three Months Ended
                                                                April 30,
                                                       ------------------------
                                                          1997           1996
                                                       ------------------------

Net cash provided (used) by operating activities           197        $   112

Net cash provided (used) by investing activities          (254)           (27)

Net cash provided (used) for financing activities          (47)          (214)
                                                       ------------------------

Increase (decrease) in cash                               (104)          (129)
Cash at beginning of period                                953            339
                                                       ------------------------
Cash at end of period                                   $  849        $   210
                                                       ========================

See notes to condensed consolidated financial statements.

                                      (6)

                         TRANSNATIONAL INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 1997


Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1997, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1997.


Note B -- CONTINGENCIES

         In the fiscal year ended January 31, 1996, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company's management believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company's management also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not threatened to carry out its assertion nor has it communicated with the Company since July 1996. The Company's management believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at April, 1997.

        Spitz had an outstanding standby letter of credit in the amount of $129,000 at April 30, 1997 and January 31, 1997 which served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety Company returned the standby letter of credit for cancellation.

                                      (7)

Note C  -- SUBSEQUENT EVENT

        On June 12, 1997, the Company and Spitz executed a series of agreements, whereby the proceeds from two new promissory notes issued by a new lender were used to retire all existing debt and a Stock Subscription Warrant held by the Company's previous lender. Under an agreement with the previous lender, all existing debt amounting to $1,373,000 and a Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share were retired for a cash payment of $1,230,000. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. The new debt agreements are secured by virtually all of the assets of Company and Spitz. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $410,000 from the revolving credit agreement were used to fund the $1,230,000 payment to the previous lender. The current portion of long term debt at April 30, 1997 reflects the maturity of the new debt agreements.

        The retirement of the previous debt agreements and the Stock Subscription Warrant for $1,230,000 results in a redemption of Additional Paid in Capital of $196,000 and an extraordinary gain from the forgiveness of debt of approximately $250,000, net of related expenses, to be recorded in the second quarter of fiscal year ended January 31,1998.

        The retirement of the Stock Subscription Warrant will also reduce the common stock equivalents used in computing earnings per share. Supplemental earnings per share data illustrating the proforma effect of the retirement of the Stock Subscription Warrant for the three month periods ending April 30, 1997 and 1996 are as follows:


                                                          1997           1996
                                                       ------------------------
      As reported:

      Income per common share                            $0.41           $0.12
      Weighted average common shares outstanding        433,133         433,133

      Proforma:

      Income per common share                            $0.55           $0.16
      Weighted average common shares outstanding        324,220         324,220


                                      (8)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Revenues for the first quarter of fiscal 1998 were $2,324,000 compared to $1,710,000 for the first quarter of fiscal 1997, an increase of $614,000 (36%). The increase resulted from higher revenues from all of the Company's products. Revenues from ImmersaVision, the Company's new line of video projection products, amounted to $155,000 in the first quarter of fiscal 1998, as the Company successfully completed its first installation of ElectricSky. Planetarium revenues were $850,000 in the first quarter of fiscal 1998 compared to $476,000 in the first quarter of fiscal 1997 an increase of $374,000 (79%). The increase in planetarium revenues was primarily due to sales of new and refurbished systems for the educational market. Planetarium revenues include $327,000 for the sale of maintenance and parts in the first quarter of fiscal 1998 compared to $281,000 in the first quarter of fiscal 1997, an increase of $46,000 (16%). The increase in maintenance and parts revenues was due to an increase in sales to customers without preventive maintenance agreements as well as the timing of performance on preventive maintenance agreements. Dome revenues were $1,319,000 in the first quarter of fiscal 1998 compared to $1,234,000 in the first quarter of fiscal 1997, an increase of $85,000 (7%). Dome revenue levels were high for both periods compared to prior quarterly levels. The high level of dome revenue in first quarter of fiscal 1998 was attributable to installation activity on a dome for a large ride simulator, exterior and interior domes for a special museum, and a dome used for a special projection application at a retail complex. This increase was largely offset by lower revenue from film theater domes, which was higher than normal in the first quarter of fiscal 1997. Revenue levels in the first quarter are not necessarily indicative of the levels expected for the remaining quarters of fiscal 1998. While sales prospects remain good, the revenue backlog has been depleted by recent deliveries. Uncertainty in the timing and delivery of new sales are expected to result in fluctuating revenue levels in the remaining quarters of fiscal 1998.

Gross margins were on the low side of historical averages at 26.5% in the first quarter of fiscal 1998 and 29.4% in the first quarter of fiscal 1997. Gross margins in the first quarter of fiscal 1998 improved from volume related efficiencies in production but were offset by lower gross margins on dome installation activity and introductory pricing on the sale of the first ImmersaVision system. The low margins on dome installation activity resulted from the lower profit margins on change orders to recover costs overruns as dictated by construction contract terms inherent in many of the Company's customer contracts. Selling expenses increased by only $5,000 (4%) in the first quarter of fiscal 1998 as increased costs of introducing the new ImmersaVision products were offset in the comparison of fiscal 1997 promotional expenditures related to Spitz's fiftieth anniversary. Research and development costs decreased 32,000 (31%) in the first quarter of fiscal 1998 as compared to the first quarter of fiscal 1997. The decrease in research and development expenses was due to the high utilization of engineering resources on customer contract activities and a $19,000 investment of engineering resources in capitalized computer software production in the first quarter of fiscal 1998. Research and development expenses are expected to increase in subsequent quarters as efforts continue in the development and enhancement of ImmersaVision and existing planetarium products. General and administrative expenses were relatively constant, increasing by only $3,000 (2%).

Reported net interest expense amounted to $28,000 in the first quarter of fiscal 1998 compared to $23,000 in the first quarter of fiscal 1997. The $28,000 reported in the first quarter of fiscal 1998 consisted of $36,000 paid on bank debt agreements and $3,000 paid on capital lease obligations, offset by $11,000 of interest income earned on cash invested. In the first quarter of fiscal 1997, $42,000 was paid on bank debt agreements (of which $18,000 was applied against the book value of debt and $24,000 was charged to expense). The $23,000 reported in the first quarter of fiscal 1997 consisted of the $24,000 from bank debt agreements and $2,000 paid on capital lease obligations, offset by $3,000 of interest income earned on cash invested. The Company continues to pay no

                                   (9)
federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for income taxes consists of state income taxes.

As a result of the above, net income of $191,000 was recorded in the first quarter of fiscal 1998 compared to $65,000 in the first quarter of fiscal 1997. As stated above, revenue levels are expected to fluctuate in the remaining quarters of fiscal 1998. Accordingly, the profit recorded in the first quarter should not be considered indicative of the results expected for the remaining quarters of fiscal 1998.


Liquidity and Capital Resources

Net cash provided by operating activities was $197,000 in the first quarter of fiscal 1998 compared to $112,000 in the first quarter of fiscal 1997. The $197,000 provided by operations in the first quarter of fiscal 1998 consisted of $271,000 provided from earnings offset by $74,000 used by changes in operating assets and liabilities. The $112,000 provided by operations in the first quarter of fiscal 1997 consisted of $139,000 provided from earnings offset by $18,000 of interest payments booked against debt and $9,000 used by changes in operating assets and liabilities.

The $197,000 provided by operations in first quarter of fiscal 1998 was offset by $47,000 principal paid on term debt and capital leases and $254,000 invested in capital assets. The $112,000 provided by operations in first quarter of fiscal 1998 was offset by $169,000 principal paid on the revolving credit note, $45,000 principal paid on term debt and capital leases and $27,000 invested in capital assets. The net result was a $104,000 reduction in cash balances during the first quarter of fiscal 1998 compared to a reduction of $129,000 during the first quarter of fiscal 1997.

Most of the $254,000 invested in capital assets in the first quarter of fiscal 1998 consisted of equipment to create an in house demonstration of ImmersaVision. Financing alternatives for the ImmersaVision demo equipment were heavily influenced by the outcome of efforts to extend or replace existing bank debt agreements. Therefore the equipment was purchased for cash and the financing was deferred. On June 12, 1997 the existing debt agreements were replaced. The Company is currently evaluating financing lease proposals which will provide approximately $240,000 to retroactively fund the purchase of the ImmersaVision demo equipment.

There was no balance outstanding under the revolving credit agreement at April 30, 1997 and January 31,1997. At April 30, 1997 and January 31, 1997 the $500,000 borrowing limit under the existing revolving credit agreement was reduced by $129,000 for standby letters of credit resulting in unused borrowing capacity of $371,000. Additional liquidity was provided by remaining cash balances of $849,000 at April 30, 1997 compared to $953,000 at January 31, 1997. The next source of liquidity, trade accounts receivable, decreased to $953,000 at April 30, 1997 compared to $1,077,000 at January 31, 1997.

Total debt at April 30, 1997 was $1,474,000, of which $1,393,000 represented balances under bank debt agreements which were scheduled to mature on August 1, 1997. The bank debt was subsequently reduced to $1,373,000 by a scheduled payment, then on June 12, 1997, proceeds from two new promissory notes issued by a new lender were used to retire the bank debt and a Stock Subscription Warrant held by the bank. The previous lender agreed to accept $1,230,000 in full satisfaction for all existing debt and the Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $410,000 from the revolving credit agreement were used to fund the

                                   (10)

$1,230,000 payment to the previous lender. The initial advance under the new revolving credit agreement also included an additional amount to partially fund closing cost, which increased the total to $429,000. This resulted in unused borrowing capacity under the new $800,000 revolving credit agreement to $371,000, which matches the unused capacity on the previous revolving credit agreement. Principal and interest payments over the next year required under the new loan agreements will be approximately $40,000 lower than previously scheduled payments under the old loan agreements.

The retirement of the previous debt agreements and the Stock Subscription Warrant for $1,230,000 results in a redemption of Additional Paid in Capital of $196,000 and an extraordinary gain from the forgiveness of debt of approximately $250,000, net of related expenses, to be recorded in the second quarter of fiscal year ending January 31,1998. The retirement of the Stock Subscription Warrant will also eliminate the corresponding twenty-five percent dilution of common shareholders equity.

In summary, as a result of the replacement of the debt agreements, total debt was lowered by $124,000 while maintaining overall credit capacity, payment schedules were favorably adjusted, near term maturity dates were extended to five years, and the Company's common shareholders benefited by the return of a beneficial ownership of twenty five percent of their equity in the Company.

The new debt agreements combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. The strengthening financial condition of the Company should also improved the Company's ability to raise additional funds for expansion of its products through other capital resources.



                                      (11)

II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27     Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended April 30, 1997.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              TRANSNATIONAL INDUSTRIES, INC.

                                              /s/   Paul L. Dailey, Jr.
                                              --------------------------
        Date:  June 20, 1997                  Paul L. Dailey, Jr.
             ----------------
                                              Secretary-Treasurer

                                              Signing on Behalf of Registrant
                                              and as Chief Financial Officer