Form 10QSB
period 1997-07-31
TRANSNATIONAL INDUSTRIES INC
filed 1997-09-15
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1997

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

         For the transition period from ___________ to ______________

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

                          Common stock, $0.20 par value
                     Outstanding at August 31, 1997: 324,220

Transitional Small Business Disclosure Format (check one):
YES           NO    X


                                      (1)

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.    FINANCIAL INFORMATION

       Item 1. Financial Statements

               Condensed consolidated balance sheets -- July 31, 1997,
               and January 31, 1997.                                         3-4

               Condensed consolidated statements of operations -- Three
               months ended July 31, 1997 and 1996; six months ended
               July 31, 1997 and 1996.                                         5

               Condensed consolidated statements of cash flows -- Six
               months ended July 31, 1997 and 1996.                            6

               Notes to condensed consolidated financial statements --
               July 31, 1997.                                                7-9

       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         10-13


Part II.   OTHER INFORMATION

       Item 6. Exhibits and Reports on Form 8-K                               14


SIGNATURES                                                                    14

                                      (2)

I.       FINANCIAL INFORMATION

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                  July 31,           January 31,
                                                    1997                 1997
                                                 -------------------------------
                                                (Unaudited)            (Audited)
Assets


Current Assets
    Cash                                            $   854              $   953
    Accounts receivable                                 873                1,077
    Inventories                                        1002                  983
    Other current assets                                177                  123
                                                 -------------------------------
Total Current Assets                                  2,906                3,136



Machinery and Equipment
    Machinery and equipment, at cost                  2,595                2,308
    Less accumulated depreciation                     1,812                1,723
                                                 -------------------------------
Net Machinery and Equipment                             783                  585


Other Assets
    Repair and maintenance inventories, less
     provision for obsolescence                         190                  190
    Computer software, less amortization                199                  187
    Excess of cost over net assets of business
     acquired, less amortization                      1,927                1,961
                                                 -------------------------------
Total Other Assets                                    2,316                2,338
                                                 -------------------------------
Total Assets                                         $6,005               $6,059
                                                 ===============================



See notes to condensed consolidated financial statements.

                                      (3)

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)


                                                       July 31,      January 31,
                                                         1997            1997
                                                  ------------------------------
                                                    (Unaudited)        (Audited)

Liabilities and stockholders' equity

Current Liabilities:
     Accounts payable                                   $   230          $   228
     Deferred maintenance                                   589              574
     Other current liabilities                              295              287
     Billings in excess of cost and estimated earnings      584              940
     Current maturities of long-term debt                   199              542
                                                  ------------------------------
Total Current Liabilities                                 1,897            2,571

Long Term Debt, less current maturities                   1,321              979

Stockholders' Equity
     Series B Cumulative  Convertible  Preferred Stock,
     $0.01 par value - 1,744 shares authorized, issued
     and outstanding (liquidating value $759,730)           399              399
     Common Stock,  $0.20 par value - authorized
     1,000,000  shares;  issued and outstanding:
     324,220 shares                                          65               65
     Additional paid-in capital                           8,204            8,502
     Accumulated deficit                                (5,881)          (6,457)
                                                  ------------------------------
Total stockholders' equity                                2,787            2,509
                                                  ------------------------------
Total liabilities and stockholders' equity               $6,005           $6,059
                                                  ==============================


See notes to condensed consolidated financial statements.

                                      (4)

                         TRANSNATIONAL INDUSTRIES, INC.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                        Three Months Ended      Six Months Ended
                                            July 31                July 31
                                       -------------------     -----------------
                                           1997       1996       1997       1996
                                       -------------------     -----------------
Revenues                               $  1,761   $  1,486   $  4,085   $  3,196
Cost of Sales                             1,208        979      2,917      2,186
                                       --------   --------   --------   --------
Gross Margin                                553        507      1,168      1,010


Selling expenses                            141        127        267        248
Research and development                    146        105        219        210
General and administrative expenses         191        179        377        362
                                       --------   --------   --------   --------
                                            478        411        863        820
                                       --------   --------   --------   --------
Operating income                             75         96        305        190


Interest expense                             32         42         60         65
                                       --------   --------   --------   --------
Income before income tax                     43         54        245        125


Provision for income taxes                    3         --         14          6
                                       --------   --------   --------   --------
Net income before extraordinary item         40         54        231        119

Extraordinary gain on elimination of
debt                                        345         --        345         --
                                       --------   --------   --------   --------
Net income                                  385         54        576        119


Preferred dividend requirement               12         12         24         24
                                       --------   --------   --------   -------
Income applicable to common shares          373         42        552         95
                                       ========   ========   ========   ========

Income per common share
   Before extraordinary item               0.08       0.10       0.52       0.22
   Extraordinary gain on elimination of
    debt                                   0.95         --       0.87         --
                                       --------   --------   --------   --------
   Net income applicable to common         1.03       0.10       1.39       0.22
    shares                             ========   ========   ========   ========


Weighted average common shares
outstanding                             360,524    433,133    396,829    433,133
                                       ========   ========   ========   ========



See notes to condensed consolidated financial statements.


                                      (5)

                         TRANSNATIONAL INDUSTRIES, INC.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)
                                                            Six months Ended
                                                                 July 31,
                                                           ---------------------
                                                            1997           1996
                                                           ---------------------



       Net cash provided (used) by operating activities      172         $   712

       Net cash provided (used) by investing activities    (174)            (62)

       Net cash provided (used) for financing activities    (97)           (356)
                                                           ---------------------
       Increase (decrease) in cash                          (99)             294
       Cash at beginning of period                           953             339
                                                           ---------------------
       Cash at end of period                               $ 854         $   633
                                                           =====================






     See notes to condensed consolidated financial statements.

                                      (6)

                         TRANSNATIONAL INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 1997



Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month and six month periods ended July 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1997, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1997.

Note B  -- REFINANCING

        On June 12, 1997, the Company and Spitz executed a series of agreements with a new lender, whereby the proceeds from two new promissory notes were used to retire all existing debt and a Stock Subscription Warrant held by the Company's previous lender. Under an agreement with the previous lender, all existing debt amounting to $1,373,000 as of June 12, 1997, and a Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share were retired for a cash payment of $1,230,000. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. The new debt agreements are secured by virtually all of the assets of the Company and Spitz. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $429,000 from the revolving credit agreement were used to fund the $1,230,000 payment to the previous lender and a portion of other costs related to the refinancing transactions. The initial revolving credit note advance remained outstanding at July 31, 1997 and is recorded as debt with the new term note and balances due under capital lease obligations in accordance with the new maturity dates.

        At July 31, 1997, $429,000 remained  outstanding on the revolving credit
                                      (7)
note, resulting in unused borrowing capacity of $371,0000 under the new $800,000 Revolving Credit Agreement. At January 31, 1997, the borrowing limit under the previous $500,000 Revolving Credit Agreement, reduced by $129,000 for an outstanding standby letter of credit, also resulted in unused borrowing capacity of $371,0000. The $129,000 standby letter of credit served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety Company determined that the Company's financial strength was sufficient for the level of bonding outstanding and returned the standby letter of credit for cancellation.

        The retirement of the $1,373,000 balance from the previous debt agreements and the Stock Subscription Warrant for cash of $1,230,000 resulted in a second quarter recording of a redemption of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of $345,000, net of related expenses of $96,000.

        The retirement of the Stock Subscription Warrant also reduces the common stock equivalents used in computing earnings per share resulting in an increase in per share earnings on a proforma basis of approximately thirty-three percent.

Note C  -- NEW CAPITAL LEASE

        In July, 1997, a capital lease transaction was completed, whereby, $235,496 of equipment acquired over the previous four months was sold to be leased back to Spitz over a period of five years. The lease agreement requires sixty monthly installments of $5,032 with a one dollar purchase option at the end of the term. The equipment is used in a factory demonstration of the Company's new ImmersaVision(TM) products. The new capital lease obligation is recorded as debt with other lease obligations and the new bank notes payable.


Note D  -- CONTINGENCIES

         In the fiscal year ended January 31, 1996, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times in 1996, the Contractor threatened to assert its claim against Spitz because it had been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company's management believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company's management also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties had discussed settling the matter. The Contractor has
                                      (8)
not threatened to carry out its assertion nor has it communicated with the Company since July 1996. The Company's management believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at July, 31 1997.

        At July 31, 1997 there were no outstanding standby letters of credit issued by the Company. At January 31, 1997, there was an outstanding standby letter of credit issued in the amount of $129,000 which was canceled in June 1997.


                                      (9)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Revenues in the second quarter and first six months of fiscal 1998 were $1,761,000 and $4,085,000 compared to $1,486,000 and $3,196,000 in the comparable periods of fiscal 1997. The increase of $275,000 (19%) for the quarter was due to higher dome revenues which were partially offset by lower planetarium revenues. The increase of $889,000 (28%) for the six month period resulted from higher revenues from all of the Company's products. Revenues from ImmersaVision, the Company's new line of video projection products, amounted to $22,000 and $177,000 in the second quarter and first six months of fiscal 1998, as the Company successfully completed its first installation of ElectricSky. Planetarium revenues were $599,000 and $1,449,000 in the second quarter and first six months of fiscal 1998 compared to $706,000 and $1,182,000 in the comparable periods of fiscal 1997, a decrease of $107,000 (15%) for the quarter and an increase of $267,000 (23%) for the six month period. The decrease in planetarium revenues for the quarter was due to a reduction in the sales backlog of new and refurbished systems for the educational market. For the first six months of fiscal 1998, the second quarter decrease was offset by high revenues on new and refurbished systems in the first quarter. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $375,000 and $702,000 in the second quarter and first six months of fiscal 1998 compared to $284,000 and $565,000 in the comparable periods of fiscal 1997, an increase of $91,000 (32%) and $137,000 (24%), respectively. The increase in maintenance and parts revenues was due to an increase in sales to customers without preventive maintenance agreements as well as the timing of performance on preventive maintenance agreements. Dome revenues were $1,140,000 and $2,459,000 in the second quarter and first six months of fiscal 1998 compared to $780,000 and $2,014,000 in the comparable periods of fiscal 1997, an increase of $360,000 (46%) and $445,000 (22%), respectively. The high level of dome revenue in fiscal 1998 was attributable to installation activity on a dome for a large ride simulator, exterior and interior domes for a special museum, and a dome used for a special projection application at a theme retail complex. This increase was largely offset by lower revenue from film theater domes, which was higher than normal in the first half of fiscal 1997. Revenue levels in the first and second quarters of fiscal 1998 are not necessarily indicative of the levels expected for future quarters. While sales prospects remain good and bookings have improved, the revenue backlog has been depleted by the high volume of work completed in the recent months. Uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue fluctuating in future quarters.

Gross margins were on the low side of historical averages at 31.4% and 28.6% in the second quarter and first six months of fiscal 1998 compared to 34.1% and 31.6% in the comparable periods of fiscal 1997. Gross margins in the first six months of fiscal 1998 improved from volume related efficiencies in production but were offset by lower gross margins on dome installation activity, cost overruns on certain planetarium projects and introductory pricing on the sale of the first ImmersaVision system. The low margins on dome installation activity resulted from the lower profit margins on change orders to recover costs overruns as dictated by construction contract terms inherent in many of the Company's customer contracts. Selling expenses increased $14,000 (11%) and $19,000 (8%) in the second quarter and first six months of fiscal 1998 compared to the comparable periods of fiscal 1997. The increase in selling expenses is attributable to the introduction the new ImmersaVision products and costs
                                      (10)
associated with the hosting by Spitz of a regional planetarium society meeting. Research and development expenses increased $41,000 (39%) and $9,000 (4%) in the second quarter and first six months of fiscal 1998 compared to the comparable periods of fiscal 1997. The increase in the second quarter was due to increased efforts in the development and enhancement of ImmersaVision and existing planetarium products. The second quarter increase was largely offset by a first quarter decrease which resulted from the high utilization of engineering resources on customer contract activities and a $19,000 investment of engineering resources in capitalized computer software production early in fiscal 1998. Research and development expenses are expected to continue at increased levels in subsequent quarters as efforts continue in the development and enhancement of ImmersaVision and existing planetarium products. General and administrative expenses increased $12,000 (7%) and $15,000 (4%) in the second quarter and the first six months of fiscal 1998 compared to the comparable periods of fiscal 1997 due to inflationary increases and incentive compensation awards recorded in fiscal 1998.

Reported net interest expense amounted to $32,000 and $60,000 in the second quarter and first six months of fiscal 1998 compared to $42,000 and $65,000 in the comparable periods of fiscal 1997. The $32,000 and $60,000 reported in the first quarter and first six months of fiscal 1998 consisted of $38,000 and $77,000 paid on debt obligations, offset by $6,000 and $17,000 of interest income earned on cash invested. The $42,000 and $65,000 reported in the first quarter and first six months of fiscal 1997 consisted of $46,000 and $90,000 (of which $18,000 was applied against the book value of debt and $72,000 was charged to expense) paid on debt obligations, offset by $4,000 and $7,000 of interest income earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for income taxes consists of state income taxes.

As a result of the above, the Company reported net income before extraordinary item of $40,000 and $231,000 in the second quarter and first six months of fiscal 1998 compared to net income of $54,000 and $119,000 for the comparable periods of fiscal 1997. In the second quarter of fiscal 1998, an extraordinary gain from the elimination of debt of $345,000 was recorded as a result of the refinancing of the Company's debt agreements. The addition of the extraordinary gain resulted in net income of $385,000 and $576,000 for the second quarter and first six months of fiscal 1998. As stated above, revenue levels are expected to fluctuate in the future quarters. Accordingly, the profit recorded in the first six months should not be considered indicative of the results expected for the remaining of fiscal 1998.


Liquidity and Capital Resources

Net cash provided by operating activities was $172,000 in the first six months of fiscal 1998 compared to $712,000 provided in the first six months of fiscal 1997. The $172,000 provided by operations in the first six months of fiscal 1998 consisted of $392,000 provided from earnings offset by $220,000 used by changes in operating assets and liabilities. The $712,000 provided by operations in the first six months of fiscal 1997 consisted of $267,000 provided from earnings offset by $18,000 of interest payments booked against debt plus $463,000 provided by changes in operating assets and liabilities.

The $172,000 provided by operations in the first six months of fiscal 1998 was offset by $97,000 of scheduled principal payments on debt obligations, payment of $77,000 of expenses related to refinancing transactions, and $97,000 invested in capital assets. Of the $712,000 provided by operations in the first six months of fiscal 1997, $268,000 was used to make principal payments on the
                                      (11)
revolving credit note, $88,000 was used to make principal payments on debt obligations and $62,000 was invested in capital assets. The net result was a $99,000 decrease in cash balances during the first six months of fiscal 1998 compared to a $294,000 increase during the first six months of fiscal 1997.

In addition to $97,000 invested in capital assets in the first six months of fiscal 1998, the Company acquired $235,000 of equipment which it financed through a capital lease obligation. The equipment is used in an in-house demo of the Company's ImmersaVision products. The financing alternatives for the ImmersaVision demo equipment were heavily influenced by the outcome of efforts to refinance the Company's bank debt agreements. Therefore, the equipment was purchased for cash in the first and second quarters of fiscal 1998 and the financing was deferred. On June 12, 1997 the bank debt agreements were refinanced. In July, 1997, a capital lease transaction was completed, whereby the $235,000 of equipment was sold to be leased back to Spitz over a period of five years. The lease agreement requires sixty monthly installments of $5,032 with a one dollar purchase option at the end of the term.

On June 12, 1997, the Company entered into a series of debt agreements with a new lender, a commercial bank, whereby proceeds from two new promissory notes payable to the new lender were used to retire previous bank debt and a Stock Subscription Warrant. The prior debt agreements were scheduled to mature in August 1997 and carried a balance due at June 12, 1997 of $1,373,000. The previous lender agreed to accept $1,230,000 in full satisfaction for all existing debt and the surrender of Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $410,000 from the revolving credit agreement were used to fund the $1,230,000 payment to the previous lender. Principal and interest payments over the next year required under the new loan agreements will be approximately $40,000 lower than previously scheduled payments under the old loan agreements

The initial advance under the new revolving credit agreement also included an additional amount to partially fund closing costs, which increased the total to $429,000. This resulted in unused borrowing capacity under the new $800,000 revolving credit agreement of $371,000. At January 31, 1997 the borrowing limit under the previous $500,000 Revolving Credit Agreement, reduced by $129,000 for an outstanding standby letter of credit also resulted in unused borrowing capacity of $371,0000. The $129,000 standby letter of credit served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety Company determined that the Company's financial strength was sufficient for the level of bonding outstanding and returned the standby letter of credit for cancellation..

In addition to the unused borrowing capacity of $371,000, liquidity is provided by cash balances of $854,000 at July 31, 1997 compared to $953,000 at January 31, 1997. The next source of liquidity, trade accounts receivable, decreased to $873,000 at July 31, 1997 compared to $1,077,000 at January 31, 1997.

The  retirement  of the  previous  debt  agreements  and the Stock  Subscription
                                      (12)

Warrant for $1,230,000 resulted in a redemption of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of approximately $345,000, net of related expenses, recorded in the second quarter of fiscal 1998. The retirement of the Stock Subscription Warrant eliminated the corresponding twenty-five percent dilution of common shareholders equity.

In summary, as a result of the replacement of the debt agreements, total debt was lowered by $124,000 while maintaining overall credit capacity, payment schedules were favorably adjusted, near term maturity dates were extended to five years, and the Company's common shareholders benefited by the return of a beneficial ownership of twenty five percent of their equity in the Company.

The new debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. The strengthening financial condition of the Company should also improve the Company's ability to raise additional funds for expansion of its products through other capital resources.


                                      (13)

II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
  No.Description of Document
----------------------------
10.1 Line of Credit Agreement, dated June 12, 1997, between First Keystone Savings Bank, the Company, and Spitz, Inc.*
10.2 Line of Credit Note, dated June 12, 1997, of the Company and Spitz, Inc. to First Keystone Savings Bank.*
10.3 Term Note, dated June 12, 1997, of the Company and Spitz, Inc. to First Keystone Savings Bank.*
10.4 Agreement, dated June 12, 1997 between the Company, Spitz,Inc.and Comerica Bank. *

   27    Financial Data Schedules*

---------------------------

*filed electronically herewith

(b) The Registrant did not file any reports on Form 8-K during the three months ended July 31, 1997.



                                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                             TRANSNATIONAL INDUSTRIES, INC.


                                             /s/   Paul L. Dailey, Jr.
                                             --------------------------
Date:  September 12, 1997                    Paul L. Dailey, Jr.
       ------------------
                                             Secretary-Treasurer

                                             Signing on Behalf of Registrant
                                             and as Chief Financial Officer


                                      (14)