Form 10QSB
period 1997-10-31
TRANSNATIONAL INDUSTRIES INC
filed 1997-12-15
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1997

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

         For the transition period from __________ to __________

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

                          Common stock, $0.20 par value
                    Outstanding at November 20, 1997: 324,220

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX PAGE


Part I.    FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed consolidated balance sheets -- October 31, 1997,
          and January 31, 1997.                                            3-4

          Condensed  consolidated  statements  of  operations -- Three months ended October 31, 1997 and 1996; nine months ended
          October 31, 1997 and 1996.                                         5

          Condensed consolidated statements of cash flows -- Nine
          months ended October 31, 1997 and 1996.                            6

          Notes to condensed consolidated financial statements --
          October 31, 1997.                                                7-9

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            10-13


Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                        14

SIGNATURES                                                                  14

                                      (2)

I.       FINANCIAL INFORMATION

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                 October 31,          January 31
                                                     1997                 1997
                                               ---------------------------------
                                                 (Unaudited)           (Audited)
Assets

Current Assets
    Cash                                              $  932              $  953
    Accounts receivable                                  610               1,077
    Inventories                                        1,154                 983
    Other current assets                                 181                 123
                                               ---------------------------------
Total Current Assets                                   2,877               3,136


Machinery and Equipment
    Machinery and equipment, at cost                   2,619               2,308
    Less accumulated depreciation                      1,868               1,723
                                               ---------------------------------

Net Machinery and Equipment                              751                 585

Other Assets
    Repair and maintenance inventories, less
     provision for obsolescence                          190                 190
    Computer software, less amortization                 241                 187
    Excess of cost over net assets of business
     acquired, less amortization                       1,910               1,961
                                               ---------------------------------
Total Other Assets                                     2,341               2,338
                                               ---------------------------------
Total Assets                                          $5,969              $6,059
                                               =================================

See notes to condensed consolidated financial statements.

                                   (3)

                         TRANSNATIONAL INDUSTRIES, INC.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                      October 31,    January 31,
                                                         1997           1997
                                                     ---------------------------
                                                      (Unaudited)     (Audited)
Liabilities and stockholders' equity

Current Liabilities:
     Accounts payable                                    $  229          $   228
     Deferred maintenance revenue                           661              574
     Other current liabilities                              220              287
     Billings in excess of cost and estimated earnings      590              940
     Current maturities of long-term debt                   198              542
                                                     ---------------------------
Total Current Liabilities                                 1,898            2,571

Long Term Debt, less current maturities                   1,267              979

Stockholders' Equity
     Series B Cumulative  Convertible  Preferred Stock,
     $0.01 par value - 1,744 shares authorized, issued
     and outstanding (liquidating value $771,720)           399              399
     Common Stock, $0.20 par value - authorized
     1,000,000  shares;  issued and outstanding:
     324,220 shares                                          65               65
     Additional paid-in capital                           8,204            8,502
     Accumulated deficit                                (5,864)          (6,457)
                                                     ---------------------------
Total stockholders' equity                                2,804            2,509
                                                     ---------------------------
Total liabilities and stockholders' equity               $5,969           $6,059
                                                     ===========================


See notes to condensed consolidated financial statements.

                                      (4)

                         TRANSNATIONAL INDUSTRIES, INC.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                        Three Months Ended     Nine Months Ended
                                            October 31,           October 31,
                                       --------------------    -----------------
                                          1997        1996         1997    1996
                                       --------------------    -----------------
Rvenues                                $  1,540   $  1,648   $  5,625   $  4,844
Cost of Sales                             1,061      1,096      3,978      3,282
                                       --------   --------   --------   --------
Gross Margin                                479        552      1,647      1,562

Selling expenses                            142        148        409        396
Research and development                     99         93        318        303
General and administrative expenses         186        190        563        552
                                       --------------------    -----------------
                                            427        431      1,290      1,251
                                       --------------------    -----------------
Operating income                             52        121        357        311

Interest expense                             35         36         95        101
                                       --------------------    -----------------
Income before income tax                     17         85        262        210

Provision for income taxes                   --         --         14          6
                                       --------------------    -----------------
Net income before extraordinary item         17         85        248        204

Extraordinary gain on elimination
 of debt                                     --         --        345        --
                                       --------------------    -----------------
Net income                                   17         85        593        204

Preferred dividend requirement               12         12         36         36
                                       --------------------    -----------------
Income applicable to common shares       $    5     $   73     $  557     $  168
                                       ====================    =================
Income per common share
   Before extraordinary item           $   0.02   $   0.17     $ 0.57     $ 0.39
   Extraordinary gain on eliminatio
   of debt                                   --         --       0.93        --
                                       --------------------    -----------------
Net income applicable to common shares $   0.02   $   0.17     $ 1.49     $ 0.39
                                       ====================    =================
Weighted average common and common
 equivalentshares outstanding           324,220    433,133     372,626   433,133
                                       ====================    =================

See notes to condensed consolidated financial statements.

                                      (5)

                         TRANSNATIONAL INDUSTRIES, INC.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)
                                                            Nine Months Ended
                                                                 October 31,
                                                           ---------------------
                                                            1997           1996
                                                           ---------------------



       Net cash provided (used) by operating activities    $ 380        $   604

       Net cash provided (used) by investing activities     (172)           (99)

       Net cash provided (used) for financing activities    (229)          (402)
                                                           ---------------------
       Increase (decrease) in cash                           (21)           103
       Cash at beginning of period                           953            339
                                                           ---------------------
       Cash at end of period                               $ 932        $   442
                                                           =====================


See notes to condensed consolidated financial statements.

                                      (6)

                         TRANSNATIONAL INDUSTRIES, INC.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 1997



Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month and nine month periods ended October 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1997, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1997.

Note B  -- REFINANCING

        On June 12, 1997, the Company and Spitz executed a series of agreements with a new lender, whereby the proceeds from two new promissory notes were used to retire all existing debt and a Stock Subscription Warrant held by the Company's previous lender. Under an agreement with the previous lender, all existing debt amounting to $1,373,000 as of June 12, 1997, and a Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share were retired for a cash payment of $1,230,000. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. The new debt agreements are secured by virtually all of the assets of the Company and Spitz. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $429,000 from the revolving credit agreement were used to fund the $1,230,000 payment to the previous lender and a portion of other costs related to the refinancing transactions. The initial revolving credit note advance remained outstanding at October 31, 1997 and is recorded as debt with the new term note and balances due under capital lease obligations in accordance with the new maturity dates.

                                      (7)

        At October 31, 1997, $429,000 remained outstanding on the revolving credit note, resulting in unused borrowing capacity of $371,0000 under the new $800,000 Revolving Credit Agreement. At January 31, 1997, the borrowing limit under the previous $500,000 Revolving Credit Agreement, reduced by $129,000 for an outstanding standby letter of credit, also resulted in unused borrowing capacity of $371,0000. The $129,000 standby letter of credit served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety Company determined that the Company's financial strength was sufficient for the level of bonding outstanding and returned the standby letter of credit for cancellation.

        The retirement of the $1,373,000 balance from the previous debt agreements and the Stock Subscription Warrant for cash of $1,230,000 resulted in a second quarter recording of a reduction of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of $345,000, net of related expenses of $96,000.

        The retirement of the Stock Subscription Warrant also reduces the common stock equivalents used in computing earnings per share resulting in an increase in per share earnings on a proforma basis of approximately thirty-three percent.

Note C  -- NEW CAPITAL LEASE

        In July, 1997, a capital lease transaction was completed, whereby $235,496 of equipment acquired over the previous four months was sold to be leased back to Spitz over a period of five years. The lease agreement requires sixty monthly installments of $5,032 with a one dollar purchase option at the end of the term. The equipment is used in a factory demonstration of the Company's new ImmersaVision(TM) products. The new capital lease obligation is recorded as debt with other lease obligations and the new bank notes payable.


Note D  -- CONTINGENCIES

         In the fiscal year ended January 31, 1996, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times in 1996, the Contractor threatened to assert its claim against Spitz because it had been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company's management believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company's management also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the

                                      (8)

Company and the parties had discussed settling the matter. The Contractor has not threatened to carry out its assertion nor has it communicated with the Company since July 1996. The Company's management believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. At this time, the outcome of a settlement and its effect, if any, on Spitz can not be determined. Accordingly, no liability for the potential claim has been recorded at October, 31 1997.

        At October 31, 1997 there were no outstanding standby letters of credit issued by the Company. At January 31, 1997, there was an outstanding standby letter of credit issued in the amount of $129,000 which was canceled in June 1997.

Note E  -- SERIES B PREFERRED CUMULATIVE CONVERTIBLE PREFERRED STOCK

        On September 26, 1997 the Company offered the holders of the 1,744 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock (Preferred) to exchange each share of the Preferred for 125 shares of the Company's Common Stock (Common). The offer expired on November 28, 1997. Holders of 1,414 shares of Preferred have accepted the exchange offer. Accordingly, the Company will be issuing 176,750 of its authorized Common in exchange for the 1,414 shares of Preferred, which will be retired. The holders of the remaining 330 shares of Preferred did not respond to the solicitation and their shares will remain outstanding, unless, either (i) the Company redeems the Preferred, in accordance with its terms, in the future or (ii) the holders of the Preferred request and the Company agrees to exchange their shares at a future time (which neither side is obligated to do and which, if done, would be at an exchange ratio to be negotiated in conjunction therewith). Upon completion of the exchange of the shares tendered, there will be 500,970 shares of Common outstanding. The current redemption value of the 330 remaining outstanding shares of Preferred will be $146,025. The remaining holders of the Preferred will continue to be entitled to receive dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The new total quarterly preferred dividend requirement will be $2,269. The proforma effect on the net income per common share for the three and nine month periods ending October 31, 1997 are as follows:

                                         Three Months Ended   Nine Months Ended
                                           October 31, 1997    October 31, 1997
                                          ------------------  ------------------
                                          Reported  Proforma  Reported  Proforma
                                          ------------------  ------------------
Net income before extraordinary item            17       17       248        248
Extraordinary gain on elimination of debt       --       --       345        345
                                          ------------------  ------------------
Net income                                      17       17       593        593
Preferred dividend requirement                  12        2        36          7
                                          ------------------  ------------------
Income applicable to common shares           $   5    $  15    $  557     $  586
                                          ==================  ==================
Income per common share
 Before extraordinary item                  $ 0.02   $ 0.03   $  0.57     $ 0.44
 Extraordinary gain on elimination of debt      --        --     0.93       0.63
                                          ------------------  ------------------
 Net income applicable to common shares     $ 0.02   $ 0.03    $ 1.49     $ 1.07
                                          ==================  ==================
Weighted average common and common
equivalent shares outstanding              324,220  500,970   372,626    549,376
                                          ==================  ==================
                                      (9)

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of operations

Revenues in the third quarter and first nine months of fiscal 1998 were $1,540,000 and $5,625,000 compared to $1,648,000 and $4,844,000 in the comparable periods of fiscal 1997. The decrease of $108,000 (7%) for the quarter was due to lower dome revenues, which were partially offset by higher planetarium revenues. The increase of $781,000 (16%) for the nine month period resulted from higher revenues from all of the Company's products. In the third quarter of fiscal 1998, there was no revenue recorded from ImmersaVision, the Company's new line of video projection products, compared to $15,000 in the third quarter of fiscal 1997. Revenues from ImmersaVision amounted to $177,000 in the first nine months of fiscal 1998, compared to $15,000 in the first nine months of fiscal 1997. The ImmersaVision revenue was attributable to the first sale of an ElectricSky system which was completed in the second quarter of fiscal 1998. Planetarium revenues were $677,000 and $2,126,000 in the third quarter and first nine months of fiscal 1998 compared to $602,000 and $1,784,000 in the comparable periods of fiscal 1997, an increase of $75,000 (12%) and $342,000 (19%), respectively. The increase in planetarium revenues in fiscal 1998 was due to the completion of new and refurbished systems in the third quarter combined with higher revenue from maintenance and parts. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $326,000 and $1,028,000 in the third quarter and first nine months of fiscal 1998 compared to $289,000 and $854,000 in the comparable periods of fiscal 1997, an increase of $37,000 (13%) and $174,000 (20%), respectively. The increase in maintenance and parts revenues was due to an increase in sales to customers without preventive maintenance agreements as well as the timing of performance on preventive maintenance agreements. Dome revenues were $863,000 and $3,322,000 in the third quarter and first nine months of fiscal 1998 compared to $1,032,000 and $3,046,000 in the comparable periods of fiscal 1997, a decrease of $169,000 (16%) and an increase of $276,000 (9%), respectively. There was a high level of dome revenue in the first half of fiscal 1998 attributable to installation activity on a dome for a large ride simulator, exterior and interior domes for a special museum, and a dome used for a special projection application at a theme retail complex. This increase was largely offset by lower revenue from film theater domes, which was higher than normal in the first nine months of fiscal 1997. Revenue levels were low in the third quarter of fiscal 1998 compared to the year's previous two quarters as the revenue backlog has been depleted by the high volume of work completed in the prior months. While sales prospects remain good and bookings have improved, uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue fluctuating in future quarters. Accordingly, the revenue levels recorded in the first three quarters of fiscal 1998 are not necessarily indicative of the levels expected for future quarters.

Gross margins were on the low side of historical averages at 31.1% and 29.3% in the third quarter and first nine months of fiscal 1998 compared to 33.5% and 32.2% in the comparable periods of fiscal 1997. Gross margins in the first nine months of fiscal 1998 improved from volume related efficiencies in production but were offset by lower gross margins on dome installation activity, cost overruns on certain planetarium projects and introductory pricing on the sale of the first ImmersaVision system. The low margins on dome installation activity resulted from the lower profit margins on change orders to recover costs overruns as dictated by construction contract terms inherent in many of the Company's customer contracts. Selling expenses decreased $6,000 (4%) in the

                                      (10)
third quarter and increased $13,000 (3%) in the first nine months of fiscal 1998 compared to the comparable periods of fiscal 1997. The decrease in selling expense for the quarter is attributable to the initial expense associated with the introduction of ImmersaVision in the third quarter of fiscal 1997. The increase in selling expenses for the nine month period is attributable to the introduction of ImmersaVision products and costs associated with the hosting by Spitz of a regional planetarium society meeting. Research and development expenses increased $6,000 (6%) and $15,000 (5%) in the third quarter and first nine months of fiscal 1998 compared to the comparable periods of fiscal 1997. The increase in the third quarter was due to increased efforts in the development and enhancement of ImmersaVision and existing planetarium products. In addition to the increase in research and development expenses, engineering resources of $81,000 were invested in capitalized computer software production in the first nine months of fiscal 1998. Research and development expenses are expected to continue at increased levels in subsequent quarters as efforts continue in the development and enhancement of ImmersaVision and existing planetarium products. General and administrative expenses were relatively constant, decreasing $4,000 (2%) in the third quarter and increasing $11,000 (2%) in first nine months of fiscal 1998 compared to the comparable periods of fiscal 1997.

Reported net interest expense amounted to $35,000 and $95,000 in the third quarter and first nine months of fiscal 1998 compared to $36,000 and $101,000 in the comparable periods of fiscal 1997. The $35,000 and $95,000 reported in the first quarter and first nine months of fiscal 1998 consisted of $39,000 and $116,000 paid on debt obligations, offset by $4,000 and $21,000 of interest income earned on cash invested. The $36,000 and $101,000 reported in the first quarter and first nine months of fiscal 1997 consisted of $41,000 and $129,000 (of which $18,000 was applied against the book value of debt and $111,000 was charged to expense) paid on debt obligations, offset by $5,000 and $10,000 of interest income earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for income taxes consists of state income taxes.

As a result of the above, the Company reported net income before extraordinary item of $17,000 and $248,000 in the third quarter and first nine months of fiscal 1998 compared to net income of $85,000 and $204,000 for the comparable periods of fiscal 1997. In the second quarter of fiscal 1998, an extraordinary gain from the elimination of debt of $345,000 was recorded as a result of the refinancing of the Company's debt agreements. The extraordinary gain increased net income to $593,000 for the first nine months of fiscal 1998. As stated above, revenue levels are expected to fluctuate in future quarters. Accordingly, the profit recorded in the first nine months should not be considered indicative of the results expected for the remaining portion of fiscal 1998.


Liquidity and Capital Resources

Net cash provided by operating activities was $380,000 in the first nine months of fiscal 1998 compared to $604,000 provided in the first nine months of fiscal 1997. The $380,000 provided by operations in the first nine months of fiscal 1998 consisted of $501,000 provided from earnings offset by $121,000 used by changes in operating assets and liabilities. The $604,000 provided by operations in the first nine months of fiscal 1997 consisted of $429,000 provided from earnings offset by $18,000 of interest payments booked against debt plus $193,000 provided by changes in operating assets and liabilities.

                                      (11)

The $380,000 provided by operations in the first nine months of fiscal 1998 was offset by $152,000 of scheduled principal payments on debt obligations, payment of $77,000 of expenses related to refinancing transactions, and $172,000 invested in capital assets. Of the $604,000 provided by operations in the first nine months of fiscal 1997, $268,000 was used to make principal payments on the revolving credit note, $134,000 was used to make principal payments on debt obligations and $99,000 was invested in capital assets. The net result was a $21,000 decrease in cash balances during the first nine months of fiscal 1998 compared to a $103,000 increase during the first nine months of fiscal 1997.

In addition to $172,000 invested in capital assets in the first nine months of fiscal 1998, the Company acquired $235,000 of equipment which it financed through a capital lease obligation. The equipment is used in an in-house demo of the Company's ImmersaVision products. The financing alternatives for the ImmersaVision demo equipment were heavily influenced by the outcome of efforts to refinance the Company's bank debt agreements. Therefore, the equipment was purchased for cash in the first and second quarters of fiscal 1998 and the financing was deferred. On June 12, 1997 the bank debt agreements were refinanced. In July, 1997, a capital lease transaction was completed, whereby the $235,000 of equipment was sold to be leased back to Spitz over a period of five years. The lease agreement requires sixty monthly installments of $5,032 with a one dollar purchase option at the end of the term.

On June 12, 1997, the Company entered into a series of debt agreements with a new lender, a commercial bank, whereby proceeds from two new promissory notes payable to the new lender were used to retire previous bank debt and a Stock Subscription Warrant. The prior debt agreements were scheduled to mature in August 1997 and carried a balance due at June 12, 1997 of $1,373,000. The previous lender agreed to accept $1,230,000 in full satisfaction for all existing debt and the surrender of the Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $410,000 from the revolving credit agreement were used to fund the $1,230,000 payment to the previous lender. Principal and interest payments over the next year required under the new loan agreements will be approximately $40,000 lower than previously scheduled payments under the old loan agreements

The initial advance under the new revolving credit agreement also included an additional amount to partially fund closing costs, which increased the total to $429,000. This resulted in unused borrowing capacity under the new $800,000 revolving credit agreement of $371,000. At January 31, 1997 the borrowing limit under the previous $500,000 Revolving Credit Agreement, reduced by $129,000 for an outstanding standby letter of credit, also resulted in unused borrowing capacity of $371,0000. The $129,000 standby letter of credit served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety Company determined that the Company's financial strength was sufficient for the level of bonding outstanding and returned the standby letter of credit for cancellation.

In addition to the unused borrowing capacity of $371,000, liquidity is provided by cash balances of $932,000 at October 31, 1997 compared to $953,000 at January

                                      (12)

31, 1997. The next sources of liquidity are trade accounts receivable and contracts in process. Trade accounts receivable decreased to $610,000 at October 31, 1997 compared to $1,077,000 at January 31, 1997. The higher liquidity available at January 31, 1997 from cash and accounts receivable was attributable to advances on customer contracts as reflected by net billings in excess of cost and profit of $658,000 at January 31, 1997 compared to $186,000 at October 31, 1997.

The retirement of the previous debt agreements and the Stock Subscription Warrant for $1,230,000 resulted in a reduction of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of approximately $345,000, net of related expenses, recorded in the second quarter of fiscal 1998. The retirement of the Stock Subscription Warrant eliminated its effective twenty-five percent dilution of common shareholders equity.

In summary, as a result of the replacement of the debt agreements, total debt was lowered by $124,000 while maintaining the same credit capacity, payment schedules were favorably adjusted, near term maturity dates were extended to five years, and the Company's common shareholders benefited by the return of a beneficial ownership of twenty five percent of their equity in the Company.

The new debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. The strengthening financial condition of the Company should also improve the Company's ability to raise additional funds for expansion of its products through other capital resources.

                                      (13)

II.  OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27    Financial Data Schedules*

---------------------------

*filed electronically herewith

(b) The Registrant did not file any reports on Form 8-K during the three months ended October 31, 1997.



                                                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


 TRANSNATIONAL INDUSTRIES, INC.

                                               /s/   Paul L. Dailey, Jr.
                                               ----------------------------
 Date:  December 12, 1997                       Paul L. Dailey, Jr.
       --------------------
                                                Secretary-Treasurer

                                                Signing on Behalf of Registrant
                                                and as Chief Financial Officer

                                      (14)