Form 10KSB
period 1998-01-31
TRANSNATIONAL INDUSTRIES INC
filed 1998-05-04
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 1998

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from to .

                  Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


                Delaware                               22-2328806
      (State or Other Jurisdiction                   (I.R.S. Employer
       of Incorporation or Organization)           Identification Number)



          Post Office Box 198                            19317
               U.S. Route 1                            (Zip Code)
        Chadds Ford, Pennsylvania
         (Address of principal
           executive offices)

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The Issuer's revenues for the fiscal year January 31, 1998, were $7,075,985.

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 31, 1998 was approximately $329,451 based on the average of bid and asked price of these shares. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

         As of March 31, 1998, 500,970 shares of Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The issuer's definitive proxy statement to be filed with the Securities Exchange Commission within 120 days after January 31, 1998, is incorporated by reference into Part III of this Form 10-KSB.

     Transitional small business disclosure format (check one) YES NO X

                                     PART I
                                ITEM 1. BUSINESS


General Development of Business

Transnational Industries, Inc. (the "Company"), is a holding company. The Company specializes through its subsidiary, Spitz, Inc. ("Spitz"), in the design and manufacture of computer-controlled astronomical simulation equipment and domed projection screens. Spitz, under a predecessor corporation, was founded in 1944.

Narrative Description of Business

Planetarium and Dome Equipment

Spitz is the world's leading producer of astronomical simulation equipment and domed projection screens, which are proprietary to Spitz.

--Planetarium projector systems

Spitz designs, manufactures, installs, repairs, and maintains (under renewable annual contracts) planetarium projector systems. Systems currently sold by Spitz emphasize computer controls, integrated sound and lighting systems, and peripheral special effects such as video projection. Systems are designed to meet individual customer preferences, through the selection of standardized basic systems and various add on options. Spitz is capable of providing all of the interior furnishings and equipment for the planetarium theater as well as complete planetarium show productions. Additionally, Spitz's experience enables it to advise on the theater design and architectural integration of the planetarium equipment. Spitz believes that these skills and capabilities are important to buyers of planetarium systems. The principal customers for the Company's planetarium business are entities in the entertainment and educational markets such as museums and schools.

--New video projector systems

In fiscal 1997 Spitz introduced ImmersaVision(TM), its new line of video projector products. ImmersaVision uses the latest advances in video projection and desktop video graphics combined with other panoramic visual displays and sound effects in dome theaters to create an immersive virtual reality experience. Markets targeted include existing and new planetarium theaters and various other applications which will benefit from immersive multi-media displays for wide audiences. ElectricSky(TM) is an ImmersaVision system configured for the Planetarium market. ElectricHorizon(TM) is an ImmersaVision system configured for interactive virtual reality applications. In fiscal 1997, Spitz sold the first ElectricSky system to the Town of Watson Lake, Yukon, Canada for a new theater for tourism. In fiscal 1997, Spitz also delivered the first ElectricHorizon System, for a temporary exhibit at the Carnegie Science Center in Pittsburgh, Pennsylvania. The Carnegie Science Center ElectricHorizon exhibit was owned and funded by Spitz and various suppliers of the hardware and software content for the purpose of demonstration. At the end of the exhibit, the ElectricHorizon components were dismantled and returned to the various owners. Spitz has not yet sold another ImmersaVision system but there are several sales prospects for ElectricSky and ElectricHorizon that are expected to make order decisions within the next year. It is not unusual in the markets targeted by Spitz for the sales cycle from planning through vender selection to take a year or more.

--Domed Structures

Spitz also designs, manufactures, and installs domed projection screens which are used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, and simulation training systems. Spitz's experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compoundly curved surfaces. Spitz believes that these skills are important to buyers of domed projection screens. The principal customers in Spitz's dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, world expositions, museums, schools, and military defense contractors.

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

Principal Customers

During fiscal 1998, revenues of $2,146,000 (30% of total revenues) were derived from sales to the five largest customers. No individual customer exceeded 10% of total revenues. Users of Spitz products normally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales to new projects or replacement of or enhancement to existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to its customers as opposed to Spitz selling directly to the end user. Also, the large aerospace companies typically buy domed projection screens from Spitz for inclusion in military training systems sold to their customers. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.

Competition

While Spitz believes it is the world's leading producer of astronomical simulation equipment and domed projection screens, its business is competitive. Management estimates that there are one domestic and four foreign competitors that manufacture competing planetarium systems. Competition is expected for ImmersaVision from existing planetarium competitors and other suppliers of virtual reality display mediums but cannot yet be quantified. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets. The many competitive factors influencing the markets for Spitz's products include price, performance, customer preferences, design and integration support, and service capabilities.

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

Competitors selling planetarium projector systems have significantly greater financial resources than the Company, putting the Company at a potential disadvantage in new system development and sales promotion. Competitors selling domed projection screens continue to provide strong price competition. Foreign currency fluctuations affect Spitz's pricing against its foreign competitors. A strengthening U.S. dollar will weaken Spitz's price competitiveness among foreign competitors. Also, future fluctuations and indirect economic effects of the foreign currency markets remain uncertain. The continued success of Spitz's products will depend on keeping pace with competing technologies and selling efforts while maintaining price competitiveness and good relationships with system suppliers in the large format film and military training markets.

Research and Development

Spitz conducts research and development and the costs of such activities were $363,000 in fiscal 1998 and $415,000 in fiscal 1997.



Environmental Compliance

Spitz routinely improves and maintains various systems designed to control the quality of air and water discharged from its plant, including dust control and ventilation. Spitz anticipates that it will continue to make similar routine expenditures to comply with current federal, state, and local environmental regulations. The Company does not believe, however, that such expenditures will be significant or materially affect its earnings or competitive position.

Employees

At January 31, 1998, the Company and Spitz had 48 permanent employees, of whom 41 were employed full time.

                               ITEM 2. PROPERTIES

The Company and Spitz are located in a 46,525 square-foot building on approximately 16.7 acres on U.S. Route 1, Chadds Ford, Pennsylvania, which is leased to Spitz by an unrelated third party through April 2006, with an option to renew for an additional eight years. The building houses all of the companies administrative offices and production facilities and is in good operating condition.


                            ITEM 3. LEGAL PROCEEDINGS

There was no material litigation pending at the date of this filing.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 1998.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

Market Information for Common Stock

The principal market on which the Company's Common Stock is traded is the Over the Counter market. Various market dealers make the market of the Company's stock and trades are made through the OTC Bulletin Board or what is commonly known as the "pink sheets." The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal 1998 and 1997. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                                  Fiscal 1998      Fiscal 1997
                                             -----------------------------------
                                                  High     Low     High    Low
                                             -----------------------------------
     First Quarter .........................   $   2.25$   1.50$   2.00$   2.00
     Second Quarter ........................       4.00    2.13    2.00    1.50
     Third Quarter .........................       6.50    3.75    1.50    1.50
     Fourth Quarter ........................       6.25    5.38    2.50    1.50


Holders

At March 31, 1998, there were approximately 100 holders of record of common stock.

Dividends

The Company has never paid cash dividends on its common stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the growth of the Company. In addition, the loan agreements of the Company and its subsidiary prohibit the payment of cash dividends, except and to the extent that the Company satisfies certain financial covenants. In addition, the terms of the Company's Series B Preferred Stock prohibits the Company from paying dividends on its common stock until it pays to holders of the Company's preferred stock all accrued and unpaid dividends thereon.

Preferred  Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred B") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 1998, accumulated but undeclared and unpaid dividends with respect to the 330 outstanding shares of Preferred B amounted to $65,794. The Preferred B shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $199 per share. The 330 shares of Series B Preferred are convertible into 1,941 shares of the Company's common stock.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 1998.

                                                             Percentage
                                                               Change
                                  Percentage of Revenues        1998
                                  Year ended January 31,         vs.
                                     1998          1997          1997
                                   -----------------------------------
   Revenues                          100.0%    100.0%            3.4%
   Cost of sales                       71.6      69.2            6.9
   Gross margin                        28.4      30.8           (4.4)
   Selling expenses                     8.1       7.9            5.9
   Research and development             5.1       6.1          (12.5)
   General and administrative          10.9      10.8            4.3
   Operating income                     4.3       6.0          (25.5)
   Interest expense                     1.8       1.9           (5.3)
   Income before income taxes           2.6       4.1          (35.1)
   Income taxes                         0.2       0.1             *
   Income before extraordinary gain     2.4       4.0          (38.8)
   Extraordinary gain                   4.9       --              *
   Net Income                           7.2       4.0           87.5
-----------

* Not meaningful
                                                    -----------

Revenues in the year ended January 31, 1998 (1998) were $7,076,000 compared to $6,842,000 in the year ended January 31, 1997 (1997), an increase of $234,000 (3%). Revenues from ImmersaVision, the Company's new line of video projection products, amounted to $178,000 in 1998 compared to $250,000 in 1997. The
ImmersaVision revenue was attributable to the first sale of an ElectricSky system which was completed in May 1997. Several ImmersaVision sales prospects, who were expected to order in time to impact 1998 revenue, have delayed order placement decisions. This lengthening of the sales cycle has delayed the expected revenue impact from ImmersaVision until the later part of fiscal 1999. Dome revenues were $4,271,000 in 1998 compared to $4,184,000 in 1997, an increase of $87,000 (2%). Dome revenues from ride simulation attractions and military training simulators increased while dome revenue from film theaters and planetariums decreased. Planetarium revenues were $2,627,000 in 1998 compared to $2,408,000 in 1997, an increase of $219,000 (9%). The increase in planetarium revenues was partially due to sales of refurbished systems for the educational market which offset lower revenues from the sale of new systems. Planetarium revenues attributable to the sale of maintenance and parts also contributed to the increase with $1,295,000 in 1998 compared to $1,153,000 in 1997. The increase in maintenance and parts revenues resulted from preventive maintenance agreements as well as increased parts sales and paid service calls.

The Company's revenues from maintenance service and the sale of parts are expected to increase over time due to both inflationary price increases and the expansion of the Company's customer base resulting from the sale of new planetarium systems. For the remaining (and predominant) portions of its revenues, the Company must rely on the sale of systems, both as replacements for existing systems and new installations, in all of the various markets that the Company serves. Presently there is a high level of sales prospects for new planetarium systems and ImmersaVision systems which are expected to contribute significantly to revenues in the second half of fiscal 1999 through fiscal 2000. Revenues from the various dome markets are expected to continue at 1998 levels. The Company expects increasing revenue contributions from ImmersaVision products in future years as the installed base grows and new applications of the product are discovered. Research and development efforts will continue with the goal to promote the creation of software content and new applications for ImmersaVision that will enhance existing products and provide entry into new commercial markets over the next several years. While sales prospects remain good and bookings have improved, uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue to fluctuate in future quarters.

Gross margins decreased to 28.4% in 1998 from 30.8% in 1997. Lower gross margins were attributable to lower profits on dome installation activity, cost overruns on certain planetarium projects, and lower profits on the first sale of a product which updates the electronics of an existing planetarium model. The lower margins on dome installation activity resulted from the lower profit margins on change orders to recover cost overruns as dictated by construction contract terms inherent in many of the Company's customer contracts. Selling expenses rose $32,000 (6%) in 1998 due to sales and proposal efforts for several major projects and the costs of introducing the new ImmersaVision products. Selling expenses in fiscal 1999 are expected at current or increasing levels as marketing efforts on ImmersaVision continue. Research and development expenses decreased $52,000 (13%) in 1998 as higher levels of engineering resources were redirected to sales and proposal efforts and invested in capitalized computer software production. Research and development activities are expected to increase in future years as efforts continue in the development of proprietary programming tools for software content development and other commercial applications for ImmersaVision. Research and development activities will also continue to improve existing planetarium products in order to maintain and improve market share among advancing competing technologies. General and administrative expenses increased $32,000 (4%) in 1998 due to increases in personnel costs and professional fees.

Reported interest expense amounted to $125,000 in 1998 compared to $132,000 in 1997. The $125,000 reported in 1998 consisted of $154,000 paid on debt obligations offset by $29,000 of interest income earned on cash invested. Reported interest expense was reduced in 1997 as a result of the accounting in accordance with Statement of Financial Accounting Standards No. 15 (Accounting by Debtors and Creditors for Troubled Debt Restructuring) by which interest payments on modified debt agreements are not expensed but applied to the adjusted book value of the debt. The $132,000 of interest expense reported in 1997 consisted of $167,000 paid on debt obligations, reduced by $18,000 applied against debt and offset by $17,000 of interest income earned on cash invested. Unless new customers make advance payments, net interest expense is expected to increase in fiscal year 1999 as cash balances from previous customer advances have been depleted resulting in lower interest income from cash invested and higher interest expense from use of the revolving credit loan. The Company paid no federal income taxes in 1998 or 1997 as federal taxable income was offset by the utilization of net operating loss carryforwards. State income taxes amounted to $14,000 and $6,000 in 1998 and 1997, respectively. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future. The Company does expect to incur state income taxes in future years.

As a result of the above, the Company reported net income before extraordinary item of $167,000 in 1998 compared to net income of $273,000 in 1997. In the second quarter of fiscal 1998, an extraordinary gain from the elimination of debt of $345,000 was recorded as a result of the refinancing of the Company's debt agreements. The extraordinary gain increased net income to $512,000 in 1998.

Liquidity and Capital Resources

The Company funds its continuing operations primarily by cash provided from operating activities. The Company also uses a revolving credit agreement to fund its working capital requirements. The Company usually receives progress payments under the terms of its customer agreements. Payments are typically based on the completion of various chronological, production and installation milestones. Timing and the level of progress payments vary among agreements depending upon many factors. The cumulative progress payments can be more or less than the cost and estimated earnings recognized on an agreement during the period of performance. The nature and timing of progress payments can cause cash flow from operations to fluctuate from period to period. Some customer agreements require the Company to provide standby letters of credit as performance security.

On June 12, 1997, the Company entered into a series of debt agreements with a new lender, a commercial bank, whereby proceeds from two new promissory notes payable to the new lender were used to retire previous bank debt and a Stock Subscription Warrant. The prior debt agreements were scheduled to mature in August 1997 and carried a balance due at June 12, 1997 of $1,373,000. The previous lender agreed to accept $1,230,000 in full satisfaction for all existing debt and for the surrender of the Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $410,000 from the revolving credit agreement were used to fund the $1,230,000 payment to the previous lender. Annual principal and interest payments on the initial advances under the new loan agreements are approximately $40,000 lower than the annual payments required in the previous year under the old loan agreements. The retirement of the previous debt agreements and the Stock Subscription Warrant for $1,230,000 resulted in a reduction of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of approximately $345,000, net of related expenses, recorded in the second quarter of fiscal 1998. The retirement of the Stock Subscription Warrant eliminated its effective twenty-five percent dilution of common shareholders equity. The initial advance under the new revolving credit agreement also included an additional amount to partially fund closing costs, which increased the total to $429,000. This resulted in unused borrowing capacity under the new $800,000 revolving credit agreement of $371,000. At the time of the refinancing, the borrowing limit under the previous $500,000 Revolving Credit Agreement, reduced by $129,000 for an outstanding standby letter of credit, also resulted in unused borrowing capacity of $371,0000. The $129,000 standby letter of credit served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety

Company determined that the Company's financial strength was sufficient for the level of bonding outstanding and returned the standby letter of credit for cancellation. In summary, as a result of the replacement of the debt agreements, total debt was lowered by $124,000 while maintaining the same credit capacity, payment schedules were favorably adjusted, near term maturity dates were extended to five years, and the Company's common shareholders benefited by the return of a beneficial ownership of twenty five percent of their equity in the Company.

At January 31, 1998 there was a $600,000 balance on the new revolving credit note compared to no balance under the previous revolving credit agreement at January 31, 1997. At January 31, 1998 the unused borrowing capacity on the new $800,000 revolving credit agreement was $200,000 compared to $371,000 at January 31, 1997 under the previous $500,000 revolving credit agreement. Additional liquidity was provided by remaining cash balances of $471,000 at January 31, 1998 compared to $953,000 at January 31, 1997. The next sources of liquidity are trade accounts receivable and contracts in process. Trade accounts receivable decreased to $737,000 at January 31, 1998 compared to $1,077,000 at January 31, 1997. The higher liquidity available at January 31, 1997 from cash and accounts receivable was attributable to advanced funding from contracts in progress as billings exceeded revenue recorded by $658,000 at January 31, 1997 compared to revenue recorded in excess of billings of $372,000 at January 31, 1998. This represents a decrease in customer financing of $1,030,000 and illustrates the previous discussion of effect of progress payments on cash flow. Contracts in progress at January 31, 1998 will provide liquidity as billings catch up to the revenue recorded through the completion of each project; however, the payment terms on new contracts remain uncertain and will also affect liquidity.

The net cash used by operating activities was $49,000 in 1998 compared to net cash provided of $1,185,000 in 1997, a decrease in cash provided from operations of $1,234,000. The decrease consists of a $1,197,000 decrease in cash provided by changes in operating assets and liabilities and a $54,000 decrease in cash generated from operating income offset by $17,000 of lower net interest and tax payments. As discussed previously, the change in operating assets is mostly attributable to progress payment terms on customer contracts.

In addition to the $49,000 used by operating activity in 1998, $303,000 was invested in capital expenditures and $130,000 was used by financing activities. Financing activities in 1998 included net borrowings of $171,000 on the revolving credit agreement (after the initial advance to fund the payoff of the previous debt), payments of $73,000 on capital leases, and payments of $132,000 on term debt. Remaining financing activities required cash payments of $77,000 related to the refinancing of debt agreements and $19,000 related to an exchange of preferred stock for common stock. Non cash financing transactions in 1998 consist of $235,000 of equipment acquired through a capital lease.

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

Total debt at January 31, 1998 was $1,599,000, an increase of $78,000 from the $1,521,000 at January 31, 1997. In summary, the increase resulted from normal and recurring transactions combined with the refinancing of the Company's debt agreements. Normal and recurring transactions contributing to the increase consist of $171,000 of net borrowings on the new revolving credit note and a new

$235,000 capital lease obligation offset by $132,000 of scheduled payments applied to term debt and $73,000 of payments applied to capital lease obligations. The refinancing transactions consist of proceeds of $820,000 from a new term note and $429,000 from an initial advance on a revolving credit note offset by $932,000 of a lump sum payment applied to previous debt balances and $442,000 of debt forgiveness (before related expenses).

Capital additions consisting of the purchase and fabrication of machinery and equipment and the development of computer software amounted to $538,000 ($235,000 by capital lease) and $186,000 ($65,000 by capital lease), in 1998 and 1997, respectively. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes. In the first quarter of fiscal 1998, the Company acquired approximately $235,000 of equipment to create a research and development laboratory and an in house demonstration for ImmersaVision which it funded through a capital lease. In addition, in 1998, $172,000 was invested in software to automate and integrate the control and show production process of ImmersaVision into a theater environment with other products. Future opportunities from ImmersaVision are expected to require continual investments in hardware and software to take advantage of advancing technologies. The Company will continue to finance capital investments through operations and external debt sources. In addition, opportunities may require new equity investment in the Company.

On September 26, 1997 the Company offered holders of 1,744 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock (Preferred) to exchange each share of the Preferred for 125 shares of the Company's common stock (Common). By exchanging the Preferred for Common, the Company is hoping to simplify its capital structure and eliminate the accumulating dividend burden. In addition, by increasing the number of Common shares that can be publicly traded, the Company hopes to enhance the marketability of its Common. The offer expired on November 28, 1997. Holders of 1,414 shares of Preferred accepted the exchange offer. Accordingly, in January 1998, the Company issued 176,750 of its authorized Common in exchange for 1,414 shares of Preferred, which were retired. The holders of the remaining 330 shares of Preferred did not respond to the solicitation and their shares will remain outstanding, unless, either (i) the shares are redeemed or converted in accordance with the original contractual terms of the preferred or (ii) the holders of the Preferred request and the Company agrees to exchange their shares at a future time (which neither side is obligated to do and which, if done, would be at an exchange ratio to be negotiated in conjunction therewith).

The new debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. However, new growth opportunities for the Company's business may require funding beyond the capabilities of the Company's current capital structure. The Company's improved financial condition and capital structure should improve its ability to raise additional funds for growth through other capital resources.

Year 2000 Impact

The Company is planning to replace all or part of its financial and manufacturing information systems, including hardware and software prior to the year 2000 in order to improve the flow and control of information and to accommodate changes in the Company's business. New systems under consideration claim to be Year 2000 compliant. Certain components of the Company's existing information systems are not Year 2000 compliant. The Company has been advised by software vendors and consultants that modifications are in process to make such components Year 2000 compliant. Consideration will be given to Year 2000 compliance in the decision to keep or replace the components of the information systems. Although the final costs have not yet been determined, the replacement or modification of the existing systems is not expected to have a materially adverse impact on the Company's business. The Company's products rely on a number of widely used third party software products which claim to be Year 2000 compliant or do not perform date oriented tasks. It is possible, however, that third party software products are not Year 2000 compliant. Also, Year 2000 issues could impact the Company's customers and suppliers. The Company will continue to assess the Year 2000 issues with respect to other parties but there can be no assurance that other's failures to timely address the issues will not have an affect on the Company.

Forward-Looking Information

The statements in this Annual Report on Form 10-KSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

The important factors which may cause actual results to differ from the forward-looking statements contained herein include, but are not limited to, the following: general economic and business conditions; competition; success of operating initiatives; operating costs; advertising and promotional efforts; the existence or absence of adverse publicity; changes in business strategy or development plans; the ability to retain key management; availability, terms and deployment of capital; business abilities and judgment of personnel; availability of qualified personnel; labor and employee benefit costs; availability and costs of raw materials and supplies; and changes in, or failure to comply with, government regulations. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and expectations of the Company will be achieved.

                    ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX

                                                                      Page



         Report of Independent Auditors                                 15

         Consolidated Balance Sheets                                    16

         Consolidated Statements of Operations                          18

         Consolidated Statements of Changes in Stockholders' Equity     19

         Consolidated Statements of Cash Flows                          20

         Notes to Consolidated Financial Statements                     21

Report of Independent Auditors



To the Stockholders and
   the Board of Directors
Transnational Industries, Inc.

We have audited the accompanying consolidated balance sheet of Transnational Industries, Inc. as of January 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           /s/   STOCKTON BATES & COMPANY, P.C
                                           -----------------------------------
                                                 STOCKTON BATES & COMPANY, P.C.





Philadelphia, Pennsylvania
April 2, 1998

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                            January 31,
                                                       ---------- ---------
                                                            1998      1997
                                                       ---------- ---------
Assets

Current Assets:
  Cash                                                  $    471  $    953
  Accounts receivable                                        737     1,077
  Inventories                                              1,412       983
  Other current assets                                       135       123
                                                       ---------- ---------

Total current assets                                       2,755     3,136



Machinery and equipment:
  Machinery and equipment                                $ 2,675   $ 2,308
  Less accumulated depreciation                            1,927     1,723
                                                       ---------- ---------

Net machinery and equipment                                  748       585



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (1998--$1,101; 1997--$1,061)            165       190
  Computer software, less amortization                       322       187
  Excess of cost over net assets of business acquired,
    less amortization                                      1,893     1,961
                                                       ---------- ---------

Total other assets                                         2,380     2,338
                                                       ========== =========

Total assets                                            $  5,883  $  6,059
                                                       ========== =========

See notes to consolidated financial statements.

                                          Transnational Industries, Inc.

                                              (Dollars in thousands)

                                                             January 31,
                                                       ---------- ----------
                                                         1998       1997
                                                       ---------- ----------
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                      $    468   $    228
  Deferred maintenance revenue                               641        574
  Accrued expenses                                           224        287
  Billings in excess of cost and estimated earnings          241        940
  Current portion of long-term debt                          215        542
                                                       ---------- ----------

Total current liabilities                                  1,789      2,571

Long-term debt, less current portion                       1,384        979


Stockholders' equity:
  Series B cumulative convertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 330 shares in 1998
  (liquidating value $148,294) 1,744 shares in
  1997 (liquidating value $735,750)                           76        399
  Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 500,970
    shares in 1998 and 324,220 shares in 1997                100         65
  Additional paid-in capital                               8,479      8,502
  Accumulated deficit                                     (5,945)    (6,457)
                                                       ---------- ----------

Total stockholders' equity                                 2,710      2,509
                                                       ---------- ----------

Total liabilities and stockholders' equity              $  5,883   $  6,059
                                                       ========== ==========


See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)

                                                     Year ended January 31,
                                                   ----------------------------
                                                           1998           1997
                                                   ------------- --------------

Revenues                                               $  7,076       $  6,842
Cost of sales                                             5,064          4,737
                                                   ------------- --------------
Gross margin                                              2,012          2,105

Selling expenses                                            575            543
Research and development                                    363            415
General and administrative expenses                         768            736
                                                   ------------- --------------
                                                          1,706          1,694
                                                   ------------- --------------
Operating Income                                            306            411

Interest expense net of income                              125            132
                                                   ------------- --------------
Income before income taxes                                  181            279

Provision for income taxes                                   14              6
                                                   ------------- --------------
Net Income before extraordinary item                        167            273

Extraordinary gain on elimination of debt                   345             --
                                                   ------------- --------------
Net income                                                  512            273

Preferred dividend requirement                               38             48
                                                   ============= ==============
Income applicable to common shares                      $   474     $      225
                                                   ============= ==============

Basic earnings per common share:
       Before extraordinary gain                       $    .34      $     .52
       Extraordinary gain on elimination of debt            .92             --
                                                    ------------- --------------
                                                       $   1.26            .52
                                                    ============= ==============
Diluted earnings per common share:                                           .
       Before extraordinary gain                       $    .33       $    .52
       Extraordinary gain on elimination of debt            .89             --
                                                    ------------- --------------
                                                          $1.22    $       .52
                                                    ============= ==============



See notes to consolidated financial statements.

                         Transnational Industries, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)



                                     Preferred            Additional
                                       Stock      Common   Paid in   Accumulated
                                      Series B     Stock   Capital      Deficit
                                      ------------------------------------------
Balance at January 31, 1996 ......    $   399     $    65    $ 8,502    $(6,730)

Net Income .......................        273
                                      ------------------------------------------
Balance at January 31, 1997 ......    $   399          65    $ 8,502    $(6,457)

Retirement of stock warrants .....                              (298)

Conversion of Preferred
Stock to Common Stock ............       (323)         35        269

Compensation from stock
options ..........................                                 6

Net Income .......................                                          512
                                      ------------------------------------------
Balance at January 31, 1998 ......    $    76     $   100    $ 8,479    $(5,945)
                                      ==========================================







See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)

                                                           Year ended January 31
                                                           ----------- ---------
                                                                1998      1997
                                                             --------- ---------

Operating activities
Net income                                                  $    512  $    273
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
    Extraordinary gain from elimination of debt                 (345)       --
    Depreciation and amortization                                309       264
    Provision for obsolescence                                    40        40
    Interest Payments applied to debt                                      (18)
    Compensation from stock options                                6
 Changes in operating assets and liabilities, net:
    Accounts receivable                                          340       101
    Inventories                                                 (113)        6
    Other current assets                                         (12)      (12)
    Cost and estimated earnings on contracts net of billings  (1,030)      683
    Accounts payable                                             240      (180)
    Accrued expenses                                               4        28
                                                             --------- ---------
Net cash provided (used) by operating activities                 (49)     1185
                                                             --------- ---------

Investing activities
Capital expenditures                                            (303)     (121)
                                                             --------- ---------
Net cash used by investing activities                           (303)     (121)
                                                             --------- ---------

Financing activities
Proceeds from revolving line of credit                           600     2,787
Payments on revolving line of credit                           (429)   (3,056)
Payments on capital leases                                      (73)      (25)
Scheduled payments on long term debt                           (132)     (156)
Payments related to refinancing                                 (77)
Payments related to conversion of preferred stock               (19)
                                                            --------- ---------
Net cash used by financing activities                          (130)     (450)
                                                            --------- ---------

Increase (decrease) in cash                                    (482)      614
Cash at beginning of year                                       953       339
                                                            --------- ---------
Cash at end of year                                          $  471   $   953
                                                            ========= =========


See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Nature of Business

Transnational Industries, Inc. (the Company) is a holding company. The Company, through its subsidiary, Spitz, Inc. (Spitz) operates in one business segment, supplying visual immersion theaters with systems and subsystems for simulation applications used in entertainment, education and training. In its fifty-two year history, Spitz has predominantly manufactured astronomical simulation systems (planetariums), projection domes, and other curved projection screens. Projection domes and curved projection screens are used for various applications including large format film theaters such as Omnimax theaters and various simulation systems. It also services the systems it sells under maintenance contracts. Recently, Spitz introduced new video and computer graphics projection products for planetarium theaters and other applications using immersive multimedia displays for wide audiences. Principal customers are domestic and international museums, schools, military defense contractors, theme parks and other entities in the entertainment industry.

Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Spitz. Upon consolidation, all significant intercompany transactions have been eliminated. Certain reclassifications to prior year amounts have been made to conform with the current year presentation.

Revenue Recognition

Revenues from sales of equipment are recognized on the percentage of completion method, measured by the percentage of cost incurred to estimated total cost for each contract. Estimated losses under the percentage of completion method are charged to operations immediately. Revenues from maintenance contracts representing the estimated portion for preventive service (40% of contract value) are recognized upon completion of the preventive service. The balance of revenues from maintenance contracts representing covered services are recognized over the one year term of the contract. Revenues from parts and other services are recognized upon shipment or completion of the service, respectively.

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

Computer Software

Computer software consists of costs of developing software products for automated control systems and show production tools sold with projection systems. Costs are amortized over the estimated sale of units not to exceed a period of 10 years. Amortization of costs related to computer software products held for sale amounted to $37,000 in each of fiscal 1998 and fiscal 1997.

Excess of Cost Over Net Assets of Business Acquired

The excess of cost over net assets of business acquired is amortized on the straight-line basis over forty years. The Company continually evaluates the carrying amount of this asset. Accumulated amortization of excess of cost over net assets of business acquired amounted to $855,000 and $788,000 at January 31, 1998 and 1997, respectively.

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

Earnings  Per Share

Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128 (SFAS 128) which is a different method of computing earnings per share than was required for prior reporting periods. Accordingly, earnings per share for the prior year have been restated for presentation in accordance with SFAS 128. Basic earnings per share reflect the amount of income available for each share of common stock outstanding during the year. Shares used in computing basic earnings per share include shares contingently issuable for nominal cash consideration. As such, shares issuable under a Stock
Subscription Warrant to purchase 108,913 shares at $0.20 per share are considered common shares outstanding in the computation of basic earnings per share. Diluted earnings per share reflects the amount of income available for each share of common stock outstanding during the year assuming the issuance of all dilutive potential shares.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):




                                                                                  Year ended January 31,
                                                                              ---------------------------
                                                                                      1998          1997
                                                                              ------------- -------------
Numerator (same for basic and dilutive):
       Net income before extraordinary gain                                      $      167   $      273
       Preferred dividend requirement                                                    38           48
                                                                              ------------- -------------
       Net   income   before   extraordinary   gain   available   to   common
       stockholders                                                                     129          225
       Extraordinary gain on elimination of debt                                        345           --
                                                                              ============= =============
       Net income available to common  stockholders                              $      474    $     225
                                                                              ============= =============
Denominator:
       Weighted   average  shares   outstanding  for  basic  earnings  per
       share                                                                        375,253      433,133
       Dilutive effect of employee stock options                                     12,301          --
                                                                              ============= =============
       Weighted     average     shares     outstanding     and     assumed
       conversions for dilutive earnings per share                                  387,554      433,133
                                                                              ============= =============

Basic earnings per share:
       Before extraordinary gain                                                $       .34    $     .52
       Extraordinary gain on elimination of debt                                        .92           --
                                                                              ============= =============
       Total                                                                    $      1.26     $    .52
                                                                              ============= =============

 Diluted earnings per share:
       Before extraordinary gain                                                $       .33      $    .52
       Extraordinary gain on elimination of debt                                        .89            --
                                                                              ------------- -------------
       Total                                                                    $      1.22      $    .52
                                                                              ============= =============


Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 9,566 shares in fiscal year 1998 and 10,259 shares in fiscal 1997.

Estimates

 The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimated.

 2.   Inventories

Inventories consist of (in thousands):

                                                                           January 31,
                                                                       --------------------
                                                                            1998       1997
                                                                       --------- -----------
Raw materials, parts, and subassemblies                                $     822     $  734
Work-in-process                                                              140        153
Finished                                                                       2          4
Cost and estimated earnings in excess of billings                            613        282
                                                                       --------- -----------
Total inventories                                                          1,577      1,173
Repairs and maintenance inventories recorded with other assets               165        190
                                                                       --------- ----------
Inventory recorded within current assets                                $  1,412  $     983
                                                                       ========= ===========

3.  Costs and Estimated Earnings on Contracts in Progress

Costs and estimated earnings on contracts in progress consisted of:

                                                                           January 31,
                                                                       --------- ----------
                                                                            1998    1997
                                                                       --------- ----------
Costs incurred on contracts in progress                                 $ 1,830   $ 2,698
Estimated earnings                                                          779       953
                                                                        -------- ----------
Total costs and estimated earnings on contracts in progress               2,609     3,651
Less billings to date                                                    (2,237)   (4,309)
                                                                       --------- ----------
Total costs and estimated earnings on contracts in progress net of
billings                                                                  $ 372   $  (658)
                                                                       ========= ==========


Included in the accompanying balance sheet or footnotes under the following captions:


                                                                          January 31,
                                                                       --------- ---------
                                                                            1998     1997
                                                                       --------- ---------
Costs and estimated earnings in excess of billings recorded
with inventory                                                           $  613  $    282
Billings in excess of costs and estimated earnings recorded with
liabilities                                                                (241)     (940)
                                                                       --------- ---------
Total costs and estimated earnings on contracts in progress net of
billings                                                                 $  372  $   (658)
                                                                       ========= =========

4.    Debt

Current and long term debt consists of (in thousands):

                                                                                           January 31,
                                                                                  --------------- ---------------
                                                                                            1998            1997
                                                                                  --------------- ---------------

     Capitalized lease obligations (Note 6)                                               $  251          $   88

     Convertible  term note  payable to Comerica  Bank,  due August 1, 1997 with monthly installments of $13,000 ($20,000 effective June 1, 1997) plus
     interest at 2% over prime                                                                --           1,411

     Time note payable to Comerica Bank, due March 31, 2004 with no interest                  --              22

     Revolving  credit note payable to First Keystone  Federal Savings Bank, due
     July 1, 2002 with monthly interest at 2% over prime 600

     Term note payable to First Keystone Federal Savings Bank, payable in equal                               --
     monthly installments of $17,122 including interest at 9.25% through July
     1, 2002                                                                                 748

                                                                                  --------------- ---------------
     Total debt                                                                            1,599           1,521

     Less current portion                                                                    215             542
                                                                                  =============== ===============
     Long term debt, less current portion                                               $  1,384          $  979
                                                                                  =============== ===============

The 1997 balance on the convertible term note consists of the balance of a $1,800,000 note issued to the Company's previous lender, Comerica Bank (Comerica) on April 1, 1994. The note represented a modification of terms pursuant to a 1994 debt restructuring. The note was payable by Spitz, originally, in monthly principal payments of $10,000 plus interest at prime plus 2% commencing on April 1, 1994 with the balance maturing on February 1, 1996. Subsequent amendments extended the maturity date to August 1, 1997 and increased monthly principal payments to $13,000 effective February 1, 1996 and $20,000 effective June 1, 1997. The amended terms also required additional principal payments from excess cash balances determined by a formula based on unrestricted cash balances and working capital. The terms allowed for the Bank to convert the full remaining principal amount into common shares of the Company at a rate of $10 per share subject to limitations protecting the Company's ability to carryforward its tax net operating losses. The $22,000 time note required mandatory prepayments in amounts equal to the warrant price for shares that could have been purchased by the Bank under a Stock Subscription Warrant to purchase 108,913 shares of common stock of the Company for $.20 per share. On June 12, 1987, the balance of both notes and the Stock Subscription Warrant were extinguished by a lump sum payment under an agreement with Comerica (NOTE 14).

The 1998 balance on the term note payable to First Keystone Federal Savings Bank (First Keystone) represents the balance due on an $820,000 note issued to the Company's new lender. The note is payable jointly by the Company and Spitz with interest at 9.25% over five years in equal monthly installments of $17,122. The

1998 balance on the revolving credit note payable to First Keystone represents the balance due under a new $800,000 Revolving Credit Agreement executed on June 12, 1997. The Revolving Credit Note is also jointly payable by the Company and Spitz, requires monthly interest payments at prime plus 2% and matures on July 1, 2002. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 resulting in unused borrowing capacity of $200,000 at January 31, 1998. The new debt agreements with First Keystone are secured by virtually all of the Company's assets and require the maintenance of certain financial covenants.

5.  Common and Preferred Stock

On September 26, 1997 the Company offered holders of 1,744 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock (Preferred) the right to exchange each share of the Preferred for 125 shares of the Company's Common Stock (Common). The offer expired on November 28, 1997. Holders of 1,414 shares of Preferred accepted the exchange offer. Accordingly, in January 1998, the Company issued 176,750 of its authorized Common in exchange for 1,414 shares of Preferred, which were retired. The holders of the remaining 330 shares of Preferred did not respond to the solicitation and their shares will remain outstanding, unless either (i) the shares are redeemed or converted in accordance with the original contractual terms of the Preferred or (ii) the holders of the Preferred request and the Company agrees to exchange their shares at a future time (which neither side is obligated to do and which, if done, would be at an exchange ratio to be negotiated in conjunction therewith).

The holders of the remaining Preferred are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 1998, accumulated but undeclared and unpaid dividends with respect to the 330 outstanding shares of Preferred amounted to $65,794. The Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $199 per share. The 330 shares of Preferred are convertible, at the option of the holders thereof, into 1,941 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

Upon liquidation, dissolution, or winding up of the Company, before any distribution with respect to the common stock, the holders of shares of the Preferred are entitled to receive an amount equal to the aggregate liquidation value, which would include any accumulated and unpaid dividends. The Preferred has no voting rights except as to any change in the Company's Certificate of Incorporation adversely affecting the preferences of the holders of the Preferred and as required by law. In such instances, each holder of Preferred is entitled to the number of votes equal to the number of shares of common stock that would be obtained upon conversion of the Preferred.

6.  Leases

Spitz leases its office and production facilities under an operating lease. Total rent expense under the lease amounted to $241,500 in each of fiscal years 1998 and 1997. On April 30, 1998, the current five year term will expire. Spitz has exercised the renewal option under the lease which provides for an additional five years rental at fair market. As a result of further negotiations, Spitz and the Lessor have agreed to an amendment to the lease agreement which will provide a new eight year extended term commencing May 1, 1998 with a renewal option for an additional eight years. In addition the lessor agreed to make certain modifications and improvements to the facility. Under the new lease amendment, annual rent will be $262,200 for the first five years of the new eight year term. Rent for the remaining three years and the optional renewal term will be escalated based on the Consumer Price Index. Minimum rental commitments under the operating lease are as follows for the fiscal years ended:
1999--$257,025; 2000 through 2006 -- $262,200; 2007 $65,550.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows (in thousands):
                                               January 31,
                                  ---------------------------------------
                                                 1998               1997
                                  -------------------- ------------------
Machinery and equipment                 $         353           $    131
Less accumulated depreciation                      74                 30
                                  -------------------- ------------------
Net book value                          $         279           $    101
                                  ==================== ==================


The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases at rates ranging from 12.0% to 12.8%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 1998, are as follows (in thousands):


                                               Fiscal 1999       $      102
                                               Fiscal 2000               79
                                               Fiscal 2001               60
                                               Fiscal 2002               60
                                               Fiscal 2003               15
                                                              --------------
Total payments                                                          316
Less amount representing interest                                        65
                                                              --------------
Present value of capital lease obligations                              251
Less current portion                                                     74
                                                              --------------
Long term obligation                                              $     177
                                                              ==============

7.  Stock Compensation Plan

Under the 1995 Stock Option and Performance Incentive Plan, the Company may grant stock options, stock appreciate rights or shares aggregating up to 50,000 shares of the Company's common stock to employees of the Company and Spitz. On May 20, 1996, 10,500 stock options were granted to certain management employees at an exercise price of $2.25, the market price of the Company's common stock on the grant date. On July 8, 1997, 39,500 stock options were granted to certain management and other employees at an exercise price of $2.50. The market price of the Company's common stock on July 8, 1997 was $3.63. The options vest ratably over four years from the date of grant and expire ten years from the date of grant. The following table summarizes the activity:

                                                                        Fiscal year ended January 31,
                                                        -------------------------------------------------------
                                                                 1998                          1997
                                                         ------------------------------------------------------
                                                                      Weighted                     Weighted
                                                          Number       Average         Number       Average
                                                         of shares exercise price     of shares exercise price
                                                         ------------------------------------------------------

    Options outstanding at beginning of period              10,500     $ 2.25           --

    Options granted                                         39,500       2.50         10,500         $ 2.25
                                                        ==========                  ===========

    Options outstanding at end of period                    50,000     $ 2.45         10,500         $ 2.25
                                                        ==========                  ===========

    Options excercisable at end of period                    2,625     $ 2.25           --
                                                        ==========                  ===========

 The weighted average remaining contractual life of the 50,000 outstanding stock options at January 31, 1998 is 9.2 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement No. 123 (FAS 123) requires the use of option valuation models that, in management's opinion, do not necessarily provide a reliable measure of the value of its employee stock options. Under APB 25, compensation is measured under the intrinsic value method at the grant date and recorded ratably over the vesting period. Intrinsic value is measured by the difference between the option exercise price and the market price of the underlying stock at the grant date for the options granted by the Company. No compensation expense resulted from the options granted in fiscal year ended 1997 since the options had an exercise price equal to market value. The options granted in fiscal year ended 1998 had an exercise price ($2.50) below market value ($3.63) at the grant date. As a result compensation expense from stock options amounting to $6,296 was recorded in fiscal year ended January 31, 1998 in accordance with APB 25.

Pro forma information regarding net income and earnings per share is required under FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for the options granted was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk free interest rate 6%; dividend yield 0%, expected volatility of 40%; and a weighted average expected life of 8.43 and 7.22 years for the options granted in the years ended January 31, 1997 and 1998, respectively. As a result, the weighted average fair value of the options granted in the year ended January 31, 1997 at an exercise price equal to market was estimated at $1.29 and the weighted average fair value of the options granted in the year ended January 31, 1998 at an exercise price below market was estimated at $2.32. Under FAS 123 the estimated fair value of the options is amortized to expense over the vesting period. The following pro forma information reflects net income and earnings per share had the Company accounted for the employee stock options under FAS 123 (in thousands except per share data):

                                                        Year ended January 31,
                                                   -----------------------------
                                                           1998           1997
                                                   -----------------------------

    Net income                             As reported     $   512     $   273
                                           Pro forma           502         271

    Basic earnings per common share        As reported        1.26         .52
                                           Pro forma          1.24         .51

    Diluted earnings per common share      As reported        1.22         .52
                                           Pro forma          1.22         .51


8.  Profit Sharing Plan

The Company has a funded profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the accounts of participants. Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $73,000 and $61,000 in fiscal 1998 and 1997, respectively.

9.  Income Taxes

Income tax expense for 1998 and 1997 consists of applicable state income taxes on the income before taxes of Spitz. Federal income taxes for both 1998 and 1997 have been eliminated by the utilization of federal net operating loss carryforwards.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. Significant components of the Company's net deferred tax at January 31, 1998 and 1997 are as follows: (in thousands)


                                                     1998            1997
                                           -------------- ----------------
    Net operating loss carryforwards           $    4,363     $     4,745
    Obsolescence reserve                              375             361
                                           -------------- ----------------
    Net deferred tax assets                         4,738           5,106
    Valuation allowance                            (4,738)         (5,106)
                                           -------------- ----------------
    Deferred income tax, net                 $          0 $             0
                                           ============== ================


The valuation allowance is intended to represent the corresponding amount of deferred tax assets which may not be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance which may be required if circumstances change regarding the utilization of the deferred tax assets in future periods. The valuation allowance remained equal to the net deferred tax asset for the years presented.

At January 31, 1998,  the Company had  investment  tax credit  carryforwards  of

$443,000 expiring in 1999 through 2002 and a net operating loss carryforward for tax purposes of $12,833,000 expiring 2006 through 2009. For financial reporting purposes, the net operating loss carryforward in 1998 is approximately $13,934,000. The difference relates to the nondeductible reserve for inventory valuation not recognized for tax purposes. The net operating loss carrforward was reduced by approximately $686,000 and $430,000 from the utilization of a net operating loss deduction in 1998 and 1997, respectively. The Internal Revenue Service has not examined the Company tax returns during the years in which the net operating losses were generated or since that time. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.

10. Financial Instruments

Risk Management

Spitz's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to customers in the ordinary course of business but the Company usually receives progress payments under the terms of its customer contracts. Additionally, letters of credit are usually arranged to secure payment from international customers.

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

11.  Supplemental Cash Flow Information

 Non cash financing transactions consist of equipment of $235,000 and $65,000 acquired through capital leases in fiscal 1998 and 1997, respectively.

Interest paid on debt including capital lease obligations amounted to $154,000 in Fiscal 1998 and $167,000 in Fiscal 1997. The Company paid no federal income taxes in Fiscal 1998 and 1997.

12.  Significant Customers and Geographic Information

In fiscal year 1998, no single customer accounted for more than 10% of total revenue. In fiscal 1997, revenues of $769,000 (11.2%) were earned from a single customer. Export revenues by geographic area for the years ended January 31 consist of (in thousands):

                                                           1998        1997
                                                    ----------- -----------
         Canada                                          $  436      $  763
         Central America                                     79         129
         South America                                      169          47
         Europe                                             842         412
         Middle East                                         --          39
         Far East                                           301         761
                                                    =========== ===========
         Total export revenues                         $  1,827    $  2,151
                                                    =========== ===========

13.  Contingencies and Commitments

In 1995, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not communicated any threats to carry out its assertion against Spitz since July 1996, but it has indicated to Spitz that proceedings continue in an effort to recover damages from the other parties involved. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at January 31, 1998.

At January 31, 1997 there was an outstanding standby letter of credit issued by Spitz in the amount of $129,000 which was canceled in June 1997. At January 31, 1998, there were no outstanding standby letters of credit issued by the Company or Spitz.

14.  Refinancing and Debt Forgiveness

On June 12, 1997, the Company and Spitz executed a series of agreements with a new lender, First Keystone Federal Savings Bank (First Keystone) whereby the proceeds from two new promissory notes were used to retire all existing debt and a Stock Subscription Warrant held by the Company's previous lender, Comerica Bank (Comerica). Under an agreement with Comerica, all existing debt amounting to $1,373,000 as of June 12, 1997, and a Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share were retired for a cash payment of $1,230,000. Debt agreements executed with First Keystone consisted of an $820,000 term loan and an $800,000 Revolving Credit Agreement. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $429,000 from the revolving credit agreement were used to fund the

$1,230,000 payment to the previous lender and a portion of other costs related to the refinancing transactions.

        The initial advance of $429,000 resulted in unused borrowing capacity of $371,0000 under the new $800,000 Revolving Credit Agreement. Immediately before the refinancing, the borrowing limit under the previous $500,000 Revolving Credit Agreement, reduced by $129,000 for an outstanding standby letter of credit, also resulted in unused borrowing capacity of $371,0000. The $129,000 standby letter of credit served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety Company determined that the Company's financial strength was sufficient for the level of bonding outstanding and returned the standby letter of credit for cancellation.

        The retirement of the $1,373,000 balance from the previous debt agreements and the Stock Subscription Warrant for cash of $1,230,000 resulted in a reduction of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of $345,000, net of related expenses of $96,000. Also, the refinancing eliminated the dilutive affect on the Company's common stockholders resulting from the Stock Subscription Warrant which represented 25% of the common stock upon its conversion.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III
        ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors - Executive Officers of the Company" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1998.

                         ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1998.



                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1998.



                 ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to filed with the Commission within 120 days after January 31, 1998.


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

10.1 Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan (Exhibit "A to egistrant's Proxy Statement dated June 16, 1995 incorporated herein by reference).

10.2 Employment Agreement dated May 1, 1995 between Charles Holmes and Spitz Inc (Exhibit 10.2 to Registrant's 1996 10-K incorporated herein by reference).

10.3 Employment Agreemen dated May 1, 1995 between Paul Dailey and Spitz Inc. (Exhibit 10.3 to Registrant's 1996 10-K incorporate herein by reference).

10.4 Employment Agreement dated May 1, 1995 between Jonathan Shaw and Spitz Inc. (Exhibit 10.4 to Registrant's 1996 10-K incorporated herein by reference).

10.5 Employment Agreement dated May 1, 1995 between John Fogleman and Spitz Inc. (Exhibit 10.5 to Registrant's 1996 10-K incorporated herein by reference).

10.6 Line of Credit Agreement, dated June 12, 1997, between First Keystone Savings Bank, the Company and Spitz, Inc. (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended July 31, 1997 (the "7/97 Form 10-QSB") incorporated herein by reference).

10.7 Line of Credit Note, dated June 12, 1997, of the Company and Spitz, Inc. to First Keystone Savings Bank (Exhibit 10.2 to the 7/97 Form 10-QSB incorporated herein by reference).

10.8   Term Note, dated June 12, 1997, of the Company and Spitz, Inc. to First
       Keystone   Savings  Bank   (Exhibit   10.3  to  the  7/97  Form  10-QSB
       incorporated herein by reference).

10.9 Agreement, dated June 12, 1997, between the Company, Spitz, Inc. and Comerica Bank (Exhibit 10.4 to the 7/97 Form 10-QSB incorporated herein by reference).


21      Subsidiaries of Registrant (a Delaware corporation):

                                            Spitz, Inc.

27        Financial Data Schedules*

         *Filed electronically herewith

   (b) Reports on Form 8-K for the quarter ended January 31, 1998.

                  None

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: May 1, 1998                         Transnational Industries, Inc.

                                               By:  /s/  Paul L. Dailey
                                               ------------------------
                                                    Paul L. Dailey
                                                    Secretary - Treasurer
                                                    Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                               Date
-------------------          --------------------------         ----------------

/s/  Charles F. Huber
-------------------------
Charles F. Huber                Chairman of the Board               May 1, 1998




/s/  Charles H. Holmes, Jr
--------------------------
Charles H. Holmes, Jr.          Director, President and
                                Chief Executive Officer             May 1, 1998


/s/  William D. Witter
------------------------
 William D. Witter              Vice Chairman of the Board          May 1, 1998



/s/  Michael S. Gostomski
-------------------------
Michael S. Gostomski            Director                            May 1, 1998



 /s/ Calvin A. Thompson
-------------------------
Calvin A. Thompson              Director                            May 1, 1998