Form 10KSB/A
period 1998-01-31
TRANSNATIONAL INDUSTRIES INC
filed 1998-06-01
CIK 796228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                FORM 10-KSB/A-1
(mark one)

     [X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
         EXCHANGE ACT OF 1934.

         For the fiscal year ended January 31, 1998


     [ ] TRANSITION  REPORT  UNDER  SECTION  13 OR 15(d)  OF THE  SECURITIES
         EXCHANGE   ACT   OF   1934.

         For  the transition period from    to      .


             Commission file Number 0-14835

                         TRANSNATIONAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


          DELAWARE                                 22-2328806
(State or Other Jurisdiction of                 (I.R.S. Employer
Incorporation or Organization)               Identification Number)

       Post Office Box 198
            U.S. Route 1
     Chadds Ford, Pennsylvania                      19317
(Address of principal executive offices)          (Zip Code)

Issuer's Telephone Number  (610) 459-5200

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:


                    Common Stock ($0.20 par value per share )
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S- B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     The  Issuer's   revenues  for  the  fiscal  year  January  31,  1998,  were
$7,075,985.

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

     As of March 31, 1998, 500,970 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

           Transitional Small Business Disclosure Format (check one):
                                    Yes No X

                                    PART III

      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Pursuant to the Registrant's By-laws, the number of Directors of the Registrant is determined by Board action, and is currently fixed at seven. There currently exist, however, two vacancies. The first vacancy was caused by the death of Alan W. Drew in July of 1996. The second vacancy was caused by the resignation of Mason Carter in December of 1997.

     The following information is submitted with respect to the current directors of the Company. All such directors were elected as directors by the holders of Common Stock at the Company's last annual meeting of shareholders. All directors serve until the next annual meeting of shareholders and until their successors have been duly elected and shall have qualified.

                                                          Director
             Name                       Age                 Since

    Michael S. Gostomski (1)(2)          47                  1986
    Charles H. Holmes, Jr.               57                  1994
    Charles F. Huber (1)(2)              68                  1992
    William D. Witter (1)(2)             68                  1977
    Calvin A. Thompson (1)(2)            73                  1994

----------

(1) Member of Compensation Committee.

(2) Member of Audit Committee.

                         --------------------


     Michael S. Gostomski joined the Company in May 1986 as Vice-President Finance, Treasurer, and a director and became Corporate Secretary in March of 1988. In October of 1989, he became Executive Vice-President of the Company. On May 1, 1992, he became President and Chief Executive Officer of the Company. Mr. Gostomski resigned as an employee of the Company, while remaining as a director of the Company, in September, 1993, at which time he became Executive Vice President of Roller Bearing Company. From 1980 to 1986, he held various financial and management positions at Peabody International Corporation, most recently as a Sector Vice President in charge of its engineering and construction subsidiaries. Mr. Gostomski, who is a Certified Public Accountant, holds B.S. and M.B.A. degrees from the University of Connecticut.

     Charles H. Holmes, Jr., became a director of the Company in 1994. He has held various operating and management positions at the Company's Spitz, Inc., subsidiary since 1962. Mr. Holmes has been President of Spitz since 1988. He has been President of the Company since September, 1993. Mr. Holmes holds a degree in Business Management from Goldey Beacom College.

     Charles F. Huber became a director of the Company in February 1992. He is currently a managing director of William D. Witter, Inc. He holds a B.A. degree from Princeton University.

     William D. Witter became a director of the Company in 1977 and Vice-Chairman in August of 1987. He has been President of William D. Witter, Inc., an investment management concern, since 1976. Mr. Witter holds an A.B. degree from Yale University and an M.B.A. from Stanford Business School.

     Calvin A. Thompson became a director of the Company in October 1994. He has been a Managing Director of William D. Witter, Inc. since 1982. Mr. Thompson holds a B.S. degree in industrial engineering from Columbia University.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

           Name                      Position                         Age

  Charles H. Holmes, Jr.    President and Chief Executive              57
                            Officer and President of Spitz, Inc.

  Paul L. Dailey, Jr.       Chief Financial Officer, Secretary and     41
                            Vice President-Finance of Spitz, Inc.

  John A. Fogleman          Vice President - Operations of             49
                            Spitz, Inc.

  Jonathan A. Shaw          Vice President - Sales and Technology      41
                            of Spitz, Inc.

     Information with respect to Mr. Holmes is set forth below in this Item 9.

     Paul Dailey joined Spitz in September of 1983 as Controller. In June of 1986 he became Vice President - Finance for Spitz. In April 1993 he become Chief Accounting Officer of the Company. In September 1993 he became Chief Financial Officer and Secretary of the Company. Mr. Dailey is a certified public accountant and holds a B.A. degree in accounting from Rutgers University.

     John Fogleman became Vice President - Operations for Spitz in July of 1992. He has held various operating and management positions at Spitz since 1972. Mr. Fogleman holds a B.A. degree in business management from Wilmington College.

     Jonathan Shaw became Vice President - Sales and Technology for Spitz in July of 1992. He has held various engineering and management positions at Spitz since 1986. Mr. Shaw is a registered Professional Engineer, holds an M.B.A. degree from Widener University and a B.S. degree in Mechanical and Aerospace Engineering from the University of Delaware.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently competed fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, and other information of which the Company is aware, the directors, executive officers and beneficial owners of 10% or more of the Company's Common Stock who failed to make the requisite filings on a timely basis are as follows: (i) Messrs. Holmes and Dailey failed to timely file Forms 4 upon the exchange of their Series B Preferred Stock for 2,500 and 1,250 shares of the Company's Common Stock, respectively, upon the termination of the Company's exchange offer (the "Exchange Offer") on November 28, 1997, and failed to timely file Forms 5 reporting the granting of 12,000 and 7,500 stock options, respectively, to purchase shares of Common Stock at a price of $2.25 per share on July 8, 1997 (although both Mr. Holmes and Mr. Dailey subsequently reported each such transaction on a Form 5); (ii) Mr. Gostomski failed to timely file a Form 4 upon his acquisition of 16,000 shares of Common Stock pursuant to the Exchange Offer on November 28, 1997 (although Mr. Gostomski subsequently reported such transaction on a Form 5); (iii) Messrs. Huber and Thompson failed to timely file Forms 4 upon their acquisition of 12,500 shares of Common Stock each on November 28, 1997 in the Exchange Offer; (iv) each of William D. Witter and Penfield Limited Partnership ("Penfield") failed to timely file a Form 4 for Penfield's acquisition of 50,000 shares of Common Stock on November 28, 1997 in the Exchange Offer, and Mr. Witter additionally failed to report the acquisition on November 28, 1997 in the Exchange Offer of 17,500 shares of Common Stock by his son and 20,000 shares of Common Stock by the William D. Witter, Inc. Profit Sharing Fund; (v) William D. Witter failed to timely file either a Form 4 or a Form 5 reporting the sale of 223 shares of Common Stock by ADW, Inc., during fiscal 1998; and (vi) both William D. Witter and Penfield Limited Partners failed to timely file either a Form 4 or a Form 5 reporting the sale of 3,240 shares of Common Stock during fiscal 1998.

                        ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth the compensation paid to the Company's Chief Executive Officer and the only other executive officer whose salary and bonus exceeded $100,000 for the last completed fiscal year.


                                                       Long Term
                        Annual Compensation (a)       Compensation
                        -------------------------    --------------
                                                       Securities
                                                       Underlying
Name and                                                 Options        All Other
Principal Position       Year   Salary       Bonus      Granted (#)    Compensation
-----------------------------------------------------------------------------------
Charles H. Holmes, Jr    1998   $133,762   $ 15,000(b)     12,000      $  4,480(c)
President and Chief ..   1997    130,999                    3,000         4,421(c)
Executive Officer ....   1996    128,077                                  3,867(c)

Paul L. Dailey, Jr ...   1998   $ 86,047   $ 15,000(b)      7,500      $  3,339(c)
Vice President, Chief    1997     82,924                    2,500         2,779(c)
Financial Officer and    1996     79,131                                  2,645(c)
Secretary
----------

(a) Perquisites and other personal benefits amounted to less than ten percent of salary and is therefore not reported in table.

(b) Each of Messrs. Holmes and Dailey received a $5,000 annual performance bonus and an additional $10,000 bonus awarded at the completion of the refinancing of the Company's debt agreements.

(c) Consists entirely of Company contributions to 401(k) plan.

                                   ----------

STOCK OPTION AND PERFORMANCE INCENTIVE PLAN

On July 14, 1995 the stockholders of the Company voted to approve the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan (the "Option Plan") adopted by the Board of Directors of the Company on March 21, 1995. The purpose of the Option Plan is to attract and retain the best available employees for the Company and its subsidiaries and to encourage the highest level of performance by such employees, thereby enhancing the value of the Company for the benefit of its stockholders. The Option Plan is also intended to motivate employees to contribute to the Company's future growth and profitability and to reward their performance in a manner that provides them with means to increase their holdings of Common Stock of the Company and aligns their interest with the interest of the stockholders of the Company. Under the Option Plan, awards are granted to key employees whose initiative is deemed valuable for the successful conduct and development of the Company's business. The Option Plan provides for the awarding of up to 50,000 shares of the Company's Common Stock to employees of the Company and its subsidiaries. Awards may be in various forms of stock options, stock appreciation rights, and shares of common stock. Awards are granted by the Compensation Committee of the Board of Directors of the Company.

The following table sets forth information relating to individual grants of options to the named executives under the Option Plan during the fiscal year ended January 31, 1998.


                          Option Grants in Fiscal Year ended January 31, 1998
--------------------------------------------------------------------------------------------------
                                          % of Total                    Market
                          Securities         Options                   Price on
                             Under         Granted to     Exercise     Date of
                            Options       Employees in     Price        Grant        Expiration
Name                      Granted (#)      Fiscal Year   ($/share)     ($/share)        Date
--------------------------------------------------------------------------------------------------

Charles H. Holmes, Jr.       12,000(1)      30.3%        $ 2.25       $ 3.63         July 8, 2007

Paul L. Dailey, Jr.           7,500(1)      19.0%        $ 2.25       $ 3.63         July 8, 2007

----------

(1)      Options vest over four years at a rate of 25% per year.

                                   ----------


                 Aggregated Option Exercises in Fiscal Year Ended January 31, 1998
                                  and Fiscal Year End Option Values
---------------------------------------------------------------------------------------------------
                                                                             Value of
                                 Unexercised Options (#)         Unexercised in-the-money Options
                                   at Fiscal Year End                 at Fiscal Year End ($)
Name                            Exercisable/Unexercisable           Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------

Charles H. Holmes, Jr.                 750/14,250                        $ 2,953/$ 53,109

Paul L. Dailey, Jr.                     625/9,375                        $ 2,461/$ 35,039


EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. Holmes effective May 1, 1995. Under the agreement Mr. Holmes is currently paid an annual base salary of $134,200, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits including group insurance, supplemental medical benefits and an automobile allowance. Mr. Holmes may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of the existing term. Pursuant to such provision, Mr. Holmes's contract automatically renewed on May 1, 1998, for the period through April 30, 1999. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to a lump sum payment equal to twice his annual base salary and the continuation of his fringe benefits for a period of two years. A non-renewal of the contract term by the Company within six months prior to or three years after a "Change in Control" will be treated as a termination without cause. A "Change in Control" is defined as (i) a change within twelve months of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's voting stock, (iii) the sale of the assets of Spitz, or
(iv) any merger or consolidation of the Company's business which results in a change in ownership of the majority of the equity of the Company. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

The Company entered into an Employment Agreement with Mr. Dailey effective May 1, 1995. Under the Agreement Mr. Dailey is currently paid an annual base salary of $86,700, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits made available to the Company's executive officers generally. Mr. Dailey may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the Agreement was one year, but the Agreement automatically extends an additional one year unless otherwise terminated by either party by December 31 of the existing term. Pursuant to such provision, Mr. Dailey's contract automatically renewed on May 1, 1998, for the period through April 30, 1999. In the event that Mr. Dailey's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non-renewal of the contract term by the Company within six months prior to or three years after a "Change in Control" (as defined above) will be treated as a termination without cause. The Agreement also includes a restrictive covenant whereby Mr. Dailey agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

COMPENSATION OF DIRECTORS

The Chairman of the Board of Directors is paid a fee of $50,000 per annum and each other outside director is paid a fee of $10,000 per annum. The fee paid to the Chairman is based on the Chairman's spending one-third of his working hours assisting the Company and its subsidiary.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of March 31, 1998 (except for William
D. Witter and Charles Huber, whose respective beneficial ownership is disclosed in the immediately following table). The Common Stock is the Company's only class of voting securities.



                                    Amount and Nature
Name and Address                 of Beneficial Ownership     % of Common Stock
------------------------------------------------------------------------------
Penfield Limited Partnership              81,760                   16.3%
c/o William D. Witter, Inc.
153 East 53rd Street
New York, NY 10022

Estate of Alan Drew                       48,710                    9.7%
421 Sable Palm Lane
Vero Beach, FL 32963



SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 31, 1998, the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made under the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and all of the Company's executive officers as a group:



Name                                     Shares Owned        % of Common Stock

William D. Witter                           246,498 (1)              49.2%
Charles Huber                                49,500                   9.9%
Michael S. Gostomski                         21,290                   4.2%
Charles H. Holmes, Jr.                        4,000 (2)                 *  (3)
Calvin A. Thompson                           18,400 (4)               3.7%
Paul L. Dailey, Jr.                           2,500 (5)                 *  (3)

All current Directors and executive         347,693 (6)              68.7% (3)
officers as a group (8 persons)
----------
* Less than 1%


     (1) Includes (i) 102,813 shares of Common Stock owned by Mr. Witter's spouse and adult children, (ii)20,600 shares of Common Stock owned by the William D. Witter, Inc., Profit Sharing Fund, (iii) 860 shares of Common Stock owned by ADW Inc., (iv) 222 shares of Common Stock owned by Virginia Woods Witter, (v) 209 shares of Common Stock owned by the Helen C. Witter Trust, and (vi) the 81,760 shares of Common Stock beneficially owned by Penfield Limited Partnership and described in the immediately preceding table. Mr. Witter disclaims a beneficial interest in the shares of Common Stock owned by Mr. Witter's spouse and children.
     (2) Includes 1,500 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Holmes's stock options.

     (3) Assumes the issuance by the Company of all securities issuable to such executive officer or all directors and executive officers as a group, as the case may be, upon the exercise of all options owned by such person or group.

     (4) Includes 2,500 shares of Common Stock owned by Mr. Thompson's spouse. Mr. Thompson disclaims a beneficial interest in the shares of Common Stock owned by his spouse.

     (5) Includes 1,250 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Dailey's stock options.

     (6) Includes a total of 5,250 shares of Common Stock acquirable within sixty days upon the exercise of all stock options owned by the Company's executive officers.

                                   ----------


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     On September 26, 1997 the Company offered holders of 1,744 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock ("Preferred") the right to exchange each share of the Preferred for 125 shares of the Company's common stock ("Common"). The offer (the "Exchange Offer") expired on November 28, 1997. Holders of 1,414 shares of Preferred accepted the exchange offer. Accordingly, in January 1998, the Company issued 176,750 of its authorized Common in exchange for 1,414 shares of Preferred, which were retired. The holders of the remaining 330 shares of Preferred did not respond to the solicitation and their shares will remain outstanding unless and until either
(i) the shares are redeemed or converted in accordance with the original contractual terms of the Preferred or (ii) the holders of the Preferred request and the Company agrees to exchange their shares at a future time (which neither side is obligated to do and which, if done, would be at an exchange ratio to be negotiated in conjunction therewith).

     In the Exchange Offer, the following officers, directors and 10% beneficial shareholders exchanged Preferred for Common: (i) Jonathan Shaw, an executive officer, exchanged 20 shares of Preferred for 2,500 shares of Common; (ii) Michael Gostomski, a director, exchanged 128 shares of Preferred for 16,000 shares of Common; (iii) Calvin Thompson, a director, exchanged 100 shares of Preferred for 12,500 shares of Common; (iv) Charles Huber, Chairman of the Board of Directors, exchanged 100 shares of Preferred for 12,500 shares of Common; (v) Charles Holmes, a Director and an executive officer, exchanged 20 shares of preferred for 2,500 shares of Common; (vi) Paul Dailey, an executive officer, exchanged 10 shares of Preferred for 1,250 shares of Common; (vii) John Fogleman, an executive officer, exchanged 4 shares of Preferred for 500 shares of Common; (viii) Penfield Limited Partners, a 10% beneficial shareholder, exchanged 400 shares of Preferred for 50,000 shares of Common; and (ix) William
D. Witter's son exchanged 140 shares of Preferred for 17,500 shares of Common and the William D. Witter, Inc., Profit Sharing Fund exchanged 160 shares of Preferred for 20,000 shares of Common.

         On June 12, 1997, the Company entered in to a series of debt agreements with a new lender, a commercial bank, whereby proceeds from two new promissory notes payable to the new lender were used to retire previous bank debt owed to, and a Stock Subscription Warrant held by, Comerica Bank, N.A., a commercial lender ("Comerica"). Comerica agreed to accept $1,230,000 in full satisfaction for all existing debt and for the surrender of the Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share. By virtue of holding the aforesaid Stock Subscription Warrant Comerica was, immediately prior to the consummation of the aforesaid transaction, a greater than 5% beneficial shareholder of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 29, 1998                              TRANSNATIONAL INDUSTRIES, INC.


                                                     By:  /s/  Paul L. Dailey
                                                     ------------------------
                                                        Paul L. Dailey
                                                        Secretary-Treasurer
                                                        Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                     Date

/s/ Charles F. Huber          Chairman of the Board                 May 29, 1998
--------------------
Charles F. Huber


/s/ Charles H. Holmes, Jr.    Director, Chief Executive Officer     May 29, 1998
--------------------------
Charles H. Holmes, Jr.


/s/ William D. Witter         Vice Chairman of the Board            May 29, 1998
---------------------
William D. Witter

                               Director                             May 29, 1998
----------------------
Michael S. Gostomoski


                               Director                             May 29, 1998
-----------------------
Calvin A. Thompson