Form 10QSB
period 1998-04-30
TRANSNATIONAL INDUSTRIES INC
filed 1998-06-12
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1998

         [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

              For the transition period from to .

                  Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
                     (Exact Name of small business issuer as
                          specified in its charter)


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

                          Common stock, $0.20 par value
                      Outstanding at May 31, 1998: 500,970

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets -- April 30, 1998,
             and January 31, 1998.                                          3-4

             Condensed consolidated statements of operations -- Three
             months ended April 30, 1998 and 1997.                            5

             Condensed consolidated statements of cash flows -- Three
             months ended April 30, 1998 and 1997.                            6

             Notes to condensed consolidated financial statements --
             April 30, 1998.                                                7-8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-11


Part II.   OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                12


SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)


                                                           April 30, January 31,
                                                             1998        1998
                                                         ----------- -----------
Assets                                                   (Unaudited)   (Audited)
Current Assets:
  Cash                                                      $    293    $    471
  Accounts receivable                                            953         737
  Inventories                                                  1,488       1,412
  Other current assets                                           128         135
                                                         -----------  ----------

Total current assets                                           2,862       2,755



Machinery and equipment:
  Machinery and equipment                                    $ 2,695     $ 2,675
  Less accumulated depreciation                                1,986       1,927
                                                         -----------  ----------

Net machinery and equipment                                      709         748



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                             165         165
  Computer software, less amortization                           373         322
  Excess of cost over net assets of business acquired,
    less amortization                                          1,876       1,893
                                                         -----------  ----------

Total other assets                                             2,414       2,380
                                                         -----------  ----------

Total assets                                                $  5,985    $  5,883
                                                         ===========  ==========



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                           April 30, January 31,
                                                               1998       1998
                                                          ---------- -----------
Liabilities and stockholders' equity                      Unaudited)   (Audited)
Current liabilities:
  Accounts payable                                         $    498    $    468
  Deferred maintenance revenue                                  507         641
  Accrued expenses                                              295         224
  Billings in excess of cost and estimated earnings             482         241
  Current portion of long-term debt                             228         215
                                                          ---------- -----------

Total current liabilities                                     2,010       1,789

Long-term debt, less current portion                          1,349       1,384

Stockholders' equity:
  Series B cumulative  convertible preferred stock,
   $0.01 par value - authorized 100,000 shares;
   issued and outstanding 330 shares (liquidating
   value $150,563)                                               76          76
  Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 500,970
     shares                                                     100         100
  Additional paid-in capital                                  8,482       8,479
  Accumulated deficit                                        (6,032)     (5,945)
                                                          ---------- -----------

Total stockholders' equity                                    2,626       2,710
                                                          ---------- -----------

Total liabilities and stockholders' equity                 $  5,985    $  5,883
                                                          ========== ===========



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)


                                                      Three Months Ended
                                                           April 30,
                                                    --------------------
                                                         1998      1997
                                                    ---------- ---------
Revenues                                                1,513     2,324
Cost of Sales                                           1,082     1,709
                                                    ---------- ---------
 Gross Margin                                             431       615

Selling expenses                                          189       126
Research and development                                  105        73
General and administrative expenses                       187       186
                                                    ---------- ---------
                                                          481       385
                                                    ---------- ---------
Operating income (loss)                                  (50)       230

Interest expense (income)                                  37        28
                                                    ---------- ---------
Income (loss) before income tax                          (87)       202

Provision for income taxes                                  -        11
                                                    ---------- ---------
Net income (loss)                                        (87)       191

Preferred dividend requirement                              2        12
                                                    ========== =========
Income (loss)  applicable to common shares               (89)       179
                                                    ========== =========

Basic and diluted income (loss) per common share     ($ 0.18)    $ 0.41
                                                    ========== =========

Weighted average common shares outstanding            500,970   433,133
                                                    ========== =========


         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                             Three Months Ended
                                                                    April 30,
                                                            --------------------
                                                                 1998      1997
                                                            ---------- ---------
       Net cash provided (used) by operating activities           (75)      197


       Net cash provided (used) by investing activities           (49)     (254)


       Net cash provided (used) for financing activities          (54)      (47)
                                                            ---------- ---------

       Increase (decrease) in cash                               (178)     (104)
       Cash at beginning of period                                471       953
                                                            ---------- ---------

            Cash at end of period                             $   293     $  849
                                                            ========== =========


     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 1998


Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 1998, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1998, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1998.

Note B - EARNINGS PER SHARE

        SFAS No. 128, Earnings Per Share, requires restatement of the prior year's earnings per share to reflect basic and diluted earnings per share. Common shares potentially issuable under the contractual conversion rights of the Preferred B shares and employee stock options would have an antidilutive effect on earnings per share. As a result, basic and diluted earnings per share were the same for the periods reported herein. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,941 and 10,259 in the three months ended April 30, 1998 and 1997, respectively.

Note C - NEW ACCOUNTING PRONOUNCEMENTS.

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income in financial statements. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, changes the way public companies report segment information in financial statements. The Statements become effective for all financial statements for fiscal years beginning after December 15, 1997. The Company has reviewed those Statements and does not believe that they will have a material impact on its financial statements and related disclosures.

Note D -- CONTINGENCIES

In 1995, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not communicated any threats to carry out its assertion against Spitz since July 1996, but it has indicated to Spitz that proceedings continue in an effort to recover damages from the other parties involved. The Company believes that the parties will reach an agreement to resolve the dispute without litigation involving Spitz. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at April 30, 1998.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues for the first quarter of fiscal 1999 were $1,513,000 compared to $2,324,000 for the first quarter of fiscal 1998, a decrease of $811,000 (35%). The decrease resulted from lower revenues from all of the Company's products. There was no revenue from ImmersaVision, the Company's new line of video projection products, in the first quarter of fiscal 1999 compared to $155,000 in the first quarter of fiscal 1998. The ImmersaVision revenue in fiscal 1998 was attributable to the first sale of an ElectricSky system which was completed in May 1997. Planetarium revenues were $370,000 in the first quarter of fiscal 1999 compared to $850,000 in the first quarter of fiscal 1998, a decrease of $480,000 (56%). The decrease in planetarium revenues was due to a lack of sales of new and refurbished systems for the educational market. Planetarium revenues include $288,000 for the sale of maintenance and parts in the first quarter of fiscal 1999 compared to $327,000 in the first quarter of fiscal 1998, a decrease of $39,000 (12%). The decrease in maintenance and parts revenues was due to lower sales to customers without preventive maintenance agreements as well as the timing of performance on preventive maintenance agreements. Dome revenues were $1,143,000 in the first quarter of fiscal 1999 compared to $1,319,000 in the first quarter of fiscal 1998, a decrease of $176,000 (13%). The lower 1999 dome revenues were attributable to the absence of special dome projects compared to 1998 which benefited from the completion of special exterior and interior domes for a new museum and a dome used for a special projection application at a retail complex. Otherwise, higher 1999 revenues from film and military simulation domes were mostly offset by lower revenues from ride simulator domes.

Revenue levels in the first quarter are not indicative of the levels expected for the remaining quarters of fiscal 1999. Several sales prospects have delayed order placement decisions which has delayed the expected revenue impact from ImmersaVision. In June 1998, the Company was notified that it has been selected to supply an ElectricSky ImmersaVision system to a new planetarium theater for delivery in 2001. The actual Contract is expected to be awarded within the next quarter at a total contract price in excess of $1,500,000 depending on the selection of system options. In May 1998, the Company won a bid to supply a public high school with a new planetarium system to be delivered in late 1998 for approximately $485,000. The new orders along with other promising sales prospects are expected to positively impact ImmersaVision and planetarium revenues in the later part of fiscal 1999 and beyond. While sales prospects remain good and bookings have improved, uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue to fluctuate in future periods.

Gross margins increased to 28.5% in the first quarter of fiscal 1999 from 26.5% in the first quarter of fiscal 1998. In the first quarter of fiscal 1999 margin improvements resulting from successful efforts on certain projects were partially offset by a lower margin on a project which required a subcontract to supply a special device to rotate a large film theater dome. Gross margins in the first quarter of fiscal 1998 were weighted down by low gross margins on dome installation activity and introductory pricing on the sale of the first ImmersaVision system. The low margins on dome installation activity resulted from the lower profit margins on change orders to recover costs overruns as dictated by construction contract terms inherent in many of the Company's customer contracts. Selling expenses increased by $63,000 (50%) in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 due to the use of engineering resources in several major proposal efforts and the introduction of ImmersaVision products. Research and development expenses increased 32,000 (44%) in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 1998 due to efforts in the development of proprietary programming tools for software content development for ImmersaVision and improvements to the electronics of optical planetarium products. General and administrative expenses were relatively constant, increasing by only $1,000 (1%).

Interest expense amounted to $37,000 in the first quarter of fiscal 1999 compared to $28,000 in the first quarter of fiscal 1998. The $37,000 reported in the first quarter of fiscal 1999 consisted of $29,000 paid on bank debt agreements and $8,000 paid on capital lease. The $28,000 reported in the first quarter of fiscal 1999 consisted of $36,000 paid on bank debt agreements and $3,000 paid on capital lease obligations, offset by $11,000 of interest income earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for income taxes in the first quarter of fiscal 1998 consists of state income taxes.

As a result of the above, a net loss of $87,000 was recorded in the first quarter of fiscal 1999 compared to net income of $191,000 in the first quarter of fiscal 1998. As stated above, revenue levels are expected to fluctuate in future periods. Accordingly, the results of the first quarter should not be considered indicative of the results expected for the remaining quarters of fiscal 1999.

Liquidity and Capital Resources

Net cash used by operating activities was $75,000 in the first quarter of fiscal 1999 compared to net cash provided of $197,000 in the first quarter of fiscal 1998. The $75,000 used by operations in the first quarter of fiscal 1999 consisted of $87,000 used by changes in operating assets and liabilities offset by $12,000 provided from earnings. The $197,000 provided by operations in the first quarter of fiscal 1998 consisted of $271,000 provided from earnings offset by $74,000 used by changes in operating assets and liabilities.

In addition to the $75,000 used by operations in first quarter of fiscal 1999, $54,000 was used for principal payments on term debt and capital leases and $49,000 was invested in capital assets. The $197,000 provided by operations in the first quarter of fiscal 1998 was offset by $47,000 principal paid on term debt and capital leases and $254,000 invested in capital assets. The net result was a $178,000 reduction in cash balances during the first quarter of fiscal
1999  compared to a reduction  of  $104,000  during the first  quarter of fiscal
1998.

The $49,000 invested in capital assets in the first quarter if fiscal 1999 consisted of computer software created to automate and integrate the control and show production process of ImmersaVision into a theater environment with other products. In addition, $32,000 of computer hardware for the development of ImmersaVision software was financed through a capital lease.

Most of the $254,000 invested in capital assets in the first quarter of fiscal 1998 consisted of equipment to create an in house demonstration of ImmersaVision. Financing alternatives for the ImmersaVision demo equipment were heavily influenced by the outcome of efforts to extend or replace bank debt agreements. Therefore the equipment was purchased for cash and the financing was deferred. On June 12, 1997 the existing debt agreements were replaced. Subsequently, in July 1997, a capital lease transaction was completed, whereby equipment totaling $235,000 was sold to be leased back to the Company over five years.

At April 30,  1998 the  balance on the new  revolving  credit  note  remained at

$600,000 as it was at January 31, 1998. The unused borrowing capacity on the new $800,000 revolving credit agreement was $200,000 at April 30, 1998 and January 31, 1998. Additional liquidity was provided by remaining cash balances of $293,000 at April 30, 1998 compared to $471,000 at January 31, 1998. The next sources of liquidity are trade accounts receivable and contracts in process. Trade accounts receivable increased to $953,000 at April 30, 1998 compared to $737,000 at January 31, 1998. Liquidity available from contracts in process decreased from $372,000 of net revenue recorded in excess of billings at January 31, 1998 to $186,000 at April 30, 1998.

Total debt at January 31, 1998 was $1,577,000, an decrease of $22,000 from the $1,599,000 at January 31, 1998. The decrease resulted from $54,000 of principal payments on debt and lease obligations offset by a new lease obligation for $32,000.

The new debt agreements combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future.

Forward-Looking Information

The statements in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27    Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended April 30, 1998.



                                                             SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date:  June 15, 1998                     Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer