Form 10QSB
period 1998-07-31
TRANSNATIONAL INDUSTRIES INC
filed 1998-09-14
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 1998

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common stock, $0.20 par value
                     Outstanding at August 31, 1998: 500,970

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                   PAGE


Part I.    FINANCIAL INFORMATION

 Item 1.   Financial Statements

           Condensed consolidated balance sheets -- July 31, 1998,
           and January 31, 1998.                                            3-4

           Condensed  consolidated  statements  of  operations -- Three months ended July 31, 1998 and 1997; six months ended
           July 31, 1998 and 1997.                                            5

           Condensed consolidated statements of cash flows -- Six
           months ended July 31, 1998 and 1997.                               6

           Notes to condensed consolidated financial statements --
           July 31, 1998.                                                   7-9

 Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            10-13


Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                         14


SIGNATURES                                                                   14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                           July 31,  January 31,
                                                             1998         1998
                                                        ----------- ------------
Assets                                                  (Unaudited)    (Audited)

Current Assets:
  Cash                                                     $    420     $    471
  Accounts receivable                                         1,327          737
  Inventories                                                 1,242        1,412
  Other current assets                                          172          135
                                                        ----------- ------------

Total current assets                                          3,161        2,755



Machinery and equipment:
  Machinery and equipment                                   $ 2,783      $ 2,675
  Less accumulated depreciation                               2,047        1,927
                                                        ----------- ------------

Net machinery and equipment                                     736          748



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                            165          165
  Computer software, less amortization                          363          322
  Excess of cost over net assets of business acquired,
    less amortization                                         1,859        1,893
                                                        ----------- ------------

Total other assets                                            2,387        2,380
                                                        =========== ============

Total assets                                               $  6,284     $  5,883
                                                        =========== ============



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                          July 31,   January 31,
                                                            1998         1998
                                                     ------------- -------------
Liabilities and stockholders' equity                   (Unaudited)     (Audited)
Current liabilities:
  Accounts payable                                        $    413      $    468
  Deferred maintenance revenue                                 751           641
  Accrued expenses                                             241           224
  Billings in excess of cost and estimated earnings            689           241
  Current portion of long-term debt                            230           215
                                                     ------------- -------------

Total current liabilities                                    2,324         1,789

Long-term debt, less current portion                         1,291         1,384

Stockholders' equity:
  Series B cumulative  convertible preferred stock,
   $0.01 par value - authorized 100,000 shares;
   issued and outstanding 330 shares (liquidating
   value $152,831)                                              76            76
  Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 500,970
    shares                                                     100           100
  Additional paid-in capital                                 8,485         8,479
  Accumulated deficit                                      (5,992)       (5,945)
                                                     ------------- -------------

Total stockholders' equity                                   2,669         2,710
                                                     ------------- -------------

Total liabilities and stockholders' equity                $  6,284      $  5,883
                                                     ============= =============


See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Three Months Ended                      Six Months Ended
                                                                July 31                                July 31
                                                     ------------------------------         ------------------------------
                                                              1998            1997                     1998          1997
                                                     -------------- ---------------         ---------------- -------------
Revenues                                                $    1,854      $    1,761               $    3,367    $    4,085
Cost of Sales                                                1,229           1,208                    2,311         2,917
                                                     -------------- ---------------         ---------------- -------------
Gross Margin                                                   625             553                    1,056         1,168

Selling expenses                                               206             141                      395           267
Research and development                                       132             146                      237           219
General and administrative expenses                            214             191                      401           377
                                                     -------------- ---------------         ---------------- -------------
                                                               552             478                    1,033           863
                                                     -------------- ---------------         ---------------- -------------
Operating income                                                73              75                       23           305

Interest expense                                                33              32                       70            60
                                                     -------------- ---------------         ---------------- -------------
Income (loss) before income tax                                 40              43                     (47)           245

Provision for income taxes                                       -               3                        -            14
                                                     -------------- ---------------         ---------------- -------------
Net income (loss) before extraordinary item                     40              40                     (47)           231

Extraordinary gain on elimination of debt                                      345                                    345
                                                     -------------- ---------------         ---------------- -------------
Net income (loss)                                               40             385                     (47)           576

Preferred dividend requirement                                   2              12                        4            24
                                                     ============== ===============         ================ =============
Income (loss) applicable to common shares              $        38       $     373              $      (51)      $    552
                                                     ============== ===============         ================ =============

Basic income (loss) per common share
   Before extraordinary item                            $     0.08       $    0.08               $   (0.10)      $   0.52
   Extraordinary gain on elimination of debt                     -            0.95                      --           0.87
                                                    ============== ===============         ================ =============
                                                        $     0.08       $    1.03               $   (0.10)      $   1.39
                                                     ============== ===============         ================ =============

Diluted income (loss) per common share
   Before extraordinary item                            $     0.07       $    0.08               $   (0.10)      $   0.52
   Extraordinary gain on elimination of debt                     -            0.95                       --          0.87
                                                     -------------- ---------------         ---------------- -------------
                                                        $     0.07       $    1.03               $   (0.10)      $   1.39
                                                     ============== ===============         ================ =============

         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)


                                                              Six Months Ended
                                                                    July 31,
                                                            --------------------
                                                                 1998      1997
                                                            ---------- ---------
       Net cash provided (used) by operating activities           186       172


       Net cash provided (used) by investing activities          (110)     (174)


       Net cash provided (used) for financing activities         (127)      (97)
                                                            ---------- ---------

       Increase (decrease) in cash                                (51)      (99)
       Cash at beginning of period                                471       953
                                                            ---------- ---------

            Cash at end of period                              $  420     $ 854
                                                            ========== =========


     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 1998

Note A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended July 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1998, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1998.

Note B - NEW ACCOUNTING PRONOUNCEMENTS.

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

Note C - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                    Three Months Ended              Six Months Ended
                                                                          July 31                        July 31
                                                                 --------------------------     --------------------------
                                                                         1998         1997             1998          1997
                                                                 ------------- ------------     ------------ -------------
Numerator (same for basic and dilutive):
Net income (loss) before extraordinary gain                         $      40    $      40       $     (47)     $     231
Preferred dividend requirement                                              2           12                4            24
                                                                 ------------- ------------     ------------ -------------
Net income (loss) before extraordinary
gain available to common stockholders                                      38           28             (51)           207
Extraordinary gain on elimination of debt                                  --          345               --           345
                                                                 ============= ============     ============ =============
Net income (loss) available to common
stockholders                                                         $     38     $    373       $     (51)     $     552
                                                                 ============= ============     ============ =============

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                                 500,970      360,524          500,970       396,829
Dilutive effect of employee stock options                               9,795        3,344               --         1,671
                                                                 ============= ============     ============ =============
Weighted average shares outstanding and assumed conversions
for dilutive earnings per share                                       510,765      363,868          500,970       398,500
                                                                 ============= ============     ============ =============

Basic income (loss) per share:
Before extraordinary gain                                            $    .08   $      .08       $    (.10)      $    .52
Extraordinary gain on elimination of debt                                  --          .95               --           .87
                                                                 ============= ============     ============ =============
Total                                                                 $   .08    $    1.03        $   (.10)      $   1.39
                                                                 ============= ============     ============ =============

Dilutive income (loss) per share:
Before extraordinary gain                                             $   .07   $      .08        $   (.10)      $    .52
Extraordinary gain on elimination of debt                                  --          .95               --           .87
                                                                 ============= ============     ============ =============
Total                                                                 $   .07    $    1.03        $   (.10)      $   1.39
                                                                 ============= ============     ============ =============


     Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,941 and 10,259 in each of periods ended July 31, 1998 and 1997, respectively.

Note D -- CONTINGENCIES

     In 1995, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not communicated any threats to carry out its assertion against Spitz since July 1996, but it has indicated to Spitz that proceedings continue in an effort to recover damages from the other parties involved. The Company believes that the parties will reach an agreement to resolve the dispute without litigation involving Spitz. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at July 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues in the second quarter and first six months of fiscal 1999 were $1,854,000 and $3,367,000 compared to $1,761,000 and $4,085,000 in the comparable periods of fiscal 1998. The increase of $93,000 (5%) for the quarter was due to higher planetarium revenues which were partially offset by lower dome revenues. The decrease of $718,000 (18%) for the six month period resulted from lower revenues from all of the Company's products. There was no revenue from ImmersaVision in the first six months of fiscal 1999 compared to $22,000 and $177,000 in the first quarter and first six months of fiscal 1998, respectively. The ImmersaVision revenue in fiscal 1998 was attributable to the first sale of an ElectricSky system which was completed in May 1997. Planetarium revenues were $814,000 and $1,184,000 in the second quarter and first six months of fiscal 1999 compared to $599,000 and $1,449,000 in the comparable periods of fiscal 1998, an increase of $215,000 (36%) for the quarter and a decrease of $265,000 (18%) for the six month period. The increase in planetarium revenues for the quarter was due to several new orders for new and refurbished systems for the educational market booked in the second quarter of fiscal 1999. For the first six months of fiscal 1999, the second quarter increase was offset by low planetarium revenues in the first quarter resulting from the winding down of work on previous orders. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $294,000 and $582,000 in the second quarter and first six months of fiscal 1999 compared to $375,000 and $702,000 in the comparable periods of fiscal 1998, a decrease of $81,000 (22%) and $120,000 (17%), respectively. The decrease in maintenance and parts revenues was due to lower sales to customers without preventive maintenance agreements as well as the timing of performance on preventive maintenance agreements. Dome revenues were $1,040,000 and $2,183,000 in the second quarter and first six months of fiscal 1999 compared to $1,140,000 and $2,459,000 in the comparable periods of fiscal 1998, a decrease of $100,000 (9%) and $276,000 (11%), respectively. The lower 1999 dome revenues were attributable to the absence of special dome projects compared to 1998 which benefited from the completion of special exterior and interior domes for a new museum and a dome used for a special projection application at a retail complex. Otherwise, higher 1999 revenues from film and military simulation domes were mostly offset by lower revenues from ride simulator domes.

In the second quarter of fiscal 1999, the Company received orders for several new and refurbished school planetarium systems totaling over $1,500,000 which are scheduled for installation over the next year. Also in the second quarter of fiscal 1999, the Company received notifications that it has been selected to supply two ElectricSky systems, with optical planetarium projectors and domes, for two new visitor attractions. The Company has received the contract for one of the new ElectricSky systems, at a price of approximately $1,800,0000, to be installed in 1999 at a new domestic science center. The contract for the other ElectricSky system, to be installed in 2001 at a new foreign science center, is expected within the next quarter at a price in excess of $1,500,000 (depending on the selection of system options). In addition, bookings and sales prospects remain strong in all of the various dome markets. The new orders and other promising sales prospects are expected to positively impact revenues in the later part of fiscal 1999 and beyond. While revenue levels are expected to increase over the next year, uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue to fluctuate in future interim periods.

Gross margins  increased to 33.7% and 31.4% in the second  quarter and first six months of fiscal 1999 compared to 31.4% and 28.6% in the comparable periods of fiscal 1998. In the first six months of fiscal 1999, margin improvements resulting from successful efforts on most of the current projects were partially offset by a lower margin on a project which required a subcontract to supply a special device to rotate a large film theater dome. Gross margins in the first six months of fiscal 1998 were weighted down by low gross margins on dome installation activity, cost overruns on certain planetarium projects and introductory pricing on the sale of the first ImmersaVision system. The low margins on dome installation activity resulted from the lower profit margins on change orders to recover costs overruns as dictated by construction contract terms inherent in many of the Company's customer contracts. Selling expenses increased $65,000 (46%) and $128,000 (48%) in the second quarter and first six months of fiscal 1999 compared to the comparable periods of fiscal 1998. The increase in selling expenses is due to the use of engineering resources in sales proposal efforts, increased travel expense for foreign sales presentations, and the introduction of ImmersaVision products. Research and development expenses decreased $14,000 (10%) in the second quarter but increased $18,000 (8%) in the first six months of fiscal 1999 compared to the comparable periods of fiscal 1998. The fluctuating research and development expenses are attributable to the deployment of engineering personnel to work on selling and customer contract related tasks. Through organizational changes and a more constant volume of customer contract activity the Company plans to deploy a more constant level of engineering resources to research and development projects as the business grows. Research and development of proprietary programming tools for software content development for ImmersaVision and improvements to optical planetarium products are expected to continue at increasing levels. General and administrative expenses increased $23,000 (12%) and $24,000 (6%) in the second quarter and the first six months of fiscal 1999 compared to the comparable periods of fiscal 1998. The increase was due to a $25,000 charge to account for questionable accounts receivable. Otherwise, general and administrative expenses were relatively constant.

Net interest expense amounted to $33,000 and $70,000 in the second quarter and first six months of fiscal 1999 compared to $32,000 and $60,000 in the comparable periods of fiscal 1998. The $33,000 and $70,000 reported in the first quarter and first six months of fiscal 1999 consisted of $26,000 and $54,000 paid on bank debt agreements plus $7,000 and $16,000 paid on capital lease obligations. The $32,000 and $60,000 reported in the first quarter and first six months of fiscal 1998 consisted of $34,000 and $69,000 paid on bank debt agreements plus $4,000 and $8,000 paid on capital lease obligations, offset by $6,000 and $17,000 of interest income earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for income taxes consists of state income taxes on net income reported through the first six months of fiscal 1998.

As a result of the above, the Company reported net income of $40,000 in the second quarter and a net loss of $47,000 in the first six months of fiscal 1999 compared to net income before extraordinary item of $40,000 and $231,000 for the comparable periods of fiscal 1998. In the second quarter of fiscal 1998, an extraordinary gain from the elimination of debt of $345,000 was recorded as a result of the refinancing of the Company's debt agreements. The addition of the extraordinary gain resulted in net income of $385,000 and $576,000 for the second quarter and first six months of fiscal 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $186,000 in the first six months of fiscal 1999 compared to $172,000 provided in the first six months of fiscal 1998. The $186,000 provided by operations in the first six months of fiscal 1999 consisted of $133,000 provided from earnings plus $53,000 provided from changes in operating assets and liabilities. The $172,000 provided by operations in the first six months of fiscal 1999 consisted of $392,000 provided from earnings offset by $220,000 used by changes in operating assets and liabilities.

The $186,000 provided by operations in the first six months of fiscal 1999 was offset by $110,000 of scheduled principal payments on debt obligations and $127,000 invested in capital assets. The $172,000 provided by operations in the first six months of fiscal 1998 was offset by $97,000 of scheduled principal payments on debt obligations, payment of $77,000 of expenses related to refinancing transactions, and $97,000 invested in capital assets. The net result was a $51,000 decrease in cash balances during the first six months of fiscal 1999 compared to a $99,000 decrease during the first six months of fiscal 1998.

The $127,000 invested in capital assets in the first six months of fiscal 1999 consisted of $91,000 of computer software and $36,000 of various machinery and equipment additions. The $97,000 invested in capital assets in the first six months of fiscal 1998 consisted of $29,000 of computer software and $68,000 of various machinery and equipment additions. In addition, $32,000 and $235,000 of computer hardware for the development of ImmersaVision software was financed through capital leases in the first six months of fiscal 1999 and fiscal 1998, respectively.

At July 31, 1998 the balance on the revolving credit note remained at $600,000 as it was at January 31, 1998. The unused borrowing capacity on the $800,000 revolving credit agreement was $200,000 at July 31, 1998 and January 31, 1998. Additional liquidity was provided by remaining cash balances of $420,000 at July 31, 1998 compared to $471,000 at January 31, 1998. The next sources of liquidity are trade accounts receivable and contracts in process. Trade accounts receivable increased $590,000 to $1,327,000 at July 31, 1998 compared to $737,000 at January 31, 1998. Liquidity available from contracts in process decreased by $411,000 during the six month period. At July 31, 1998, billings exceeded net revenue by $39,000 compared to $372,000 of net revenues in excess of billings at January 31, 1998.

Total debt at July 31, 1998 was $1,521,000, a decrease of $78,000 from the $1,599,000 at January 31, 1998. The decrease resulted from $110,000 of principal payments on debt and lease obligations offset by a new lease obligation for $32,000.

The existing debt agreements combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future.

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27    Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended July 31, 1998.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date: September 14, 1998                 Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer