Form 10QSB
period 1998-10-31
TRANSNATIONAL INDUSTRIES INC
filed 1998-12-15
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 1998

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

                          Common stock, $0.20 par value
                    Outstanding at November 30, 1998: 502,470

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed consolidated balance sheets -- October 31, 1998,
         and January 31, 1998.                                               3-4

         Condensed  consolidated  statements  of  operations -- Three months ended October 31, 1998 and 1997; nine months ended
         October 31, 1998 and 1997.                                            5

         Condensed consolidated statements of cash flows -- Nine
         months ended October 31, 1998 and 1997.                               6

         Notes to condensed consolidated financial statements --
         October 31, 1998.                                                   7-9

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                               10-14


Part II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                   15


SIGNATURES

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                          October 31   January 31,
                                                              1998         1998
                                                          ----------- -----------
Assets                                                    (Unaudited)   (Audited)

Current Assets:
  Cash                                                      $    466    $    471
  Accounts receivable                                          1,915         737
  Inventories                                                  1,152       1,412
  Other current assets                                           141         135
                                                          ----------- -----------

Total current assets                                           3,674       2,755



Machinery and equipment:
  Machinery and equipment                                      2,744       2,675
  Less accumulated depreciation                                2,109       1,927
                                                          ----------- -----------

Net machinery and equipment                                      635         748



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                             165         165
  Computer software, less amortization                           488         322
  Excess of cost over net assets of business acquired,
    less amortization                                          1,842       1,893
                                                          ----------- -----------

Total other assets                                             2,495       2,380
                                                          =========== ===========

Total assets                                                $  6,804    $  5,883
                                                          =========== ===========



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                          October 31   January 31,
                                                              1998         1998
                                                         ----------- -----------
Liabilities and stockholders' equity                     (Unaudited)   (Audited)

Current liabilities:
  Accounts payable                                          $    382    $    468
  Deferred maintenance revenue                                   787         641
  Accrued expenses                                               248         224
  Billings in excess of cost and estimated earnings            1,176         241
  Current portion of long-term debt                              229         215
                                                          ----------- -----------

Total current liabilities                                      2,822       1,789

Long-term debt, less current portion                           1,235       1,384

Stockholders' equity:
  Series B cumulativeconvertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 318 shares (liquidating
  value$149,460)                                                  73          76
  Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 502,470
  shares                                                         100         100
  Additional paid-in capital                                   8,491       8,479
  Accumulated deficit                                        (5,917)     (5,945)
                                                          ----------- -----------

Total stockholders' equity                                     2,747       2,710
                                                          ----------- -----------

Total liabilities and stockholders' equity                  $  6,804    $  5,883
                                                          =========== ===========



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended           Nine Months Ended
                                                    October 31                   October 31
                                              ------------------------    ------------------------
                                                    1998         1997             1998       1997
                                              ----------- ------------    ------------- ----------
Revenues                                      $    2,064   $    1,540       $    5,431  $   5,625
Cost of Sales                                      1,461        1,061            3,772      3,978
                                              ----------- ------------    ------------- ----------
Gross Margin                                         603          479            1,659      1,647

Selling expenses                                     176          142              571        409
Research and development                             115           99              352        318
General and administrative expenses                  205          186              606        563
                                              ----------- ------------    ------------- ----------
                                                     496          427            1,529      1,290
                                              ----------- ------------    ------------- ----------
Operating income                                     107           52              130        357

Interest expense                                      26           35               96         95
                                              ----------- ------------    ------------- ----------
Income before income tax                              81           17               34        262

Provision for income taxes                             6            -                6         14
                                              ----------- ------------    ------------- ----------
Net income before extraordinary item                  75           17               28        248

Extraordinary gain on elimination of debt                                                     345
                                              ----------- ------------    ------------- ----------
Net income                                            75           17               28        593

Preferred dividend requirement                         2           12                6         36
                                              =========== ============    ============= ==========
Income applicable to common shares            $       73      $     5        $      22   $    557
                                              =========== ============    ============= ==========

Basic income per common share
   Before extraordinary item                  $     0.15    $    0.02         $   0.04   $   0.57
   Extraordinary gain on elimination of debt           -            -               --       0.92
                                              ----------- ------------    ----------- ------------
                                              $     0.15    $    0.02         $   0.04   $   1.49
                                              =========== ============    ============= ==========

Diluted income per common share
   Before extraordinary item                  $     0.14    $    0.01         $   0.04   $   0.56
   Extraordinary gain on elimination of debt           -            -               --       0.90
                                              ----------- ------------    ------------- ----------
                                              $     0.14    $    0.01         $   0.04   $   1.46
                                              =========== ============    ============= ==========

         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                                 October 31,
                                                            --------------------
                                                                 1998      1997
                                                            ---------- ---------
       Net cash provided (used) by operating activities      $    399    $  380


       Net cash provided (used) by investing activities          (237)     (172)


       Net cash provided (used) for financing activities         (167)     (229)
                                                            ---------- ---------

       Increase (decrease) in cash                                 (5)      (21)
       Cash at beginning of period                                471       953
                                                            ---------- ---------

            Cash at end of period                              $  466     $ 932
                                                            ========== =========


     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 1998

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended October 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1998, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1998.

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

Note C - COMMON AND PREFERRED STOCK

In August 1998 the company issued 1500 shares of its authorized Common in exchange for 12 shares of the Company's Series B Cumulative Convertible Preferred Stock (Preferred), which were retired. The terms of the exchange were the same as those offered to all the holders of the Preferred in September 1997. There remains 318 shares of Preferred outstanding whose holders have not responded to the solicitation and their shares will remain outstanding, unless either (i) the shares are redeemed or converted in accordance with the original contractual terms of the Preferred or (ii) the holders of the Preferred request and the Company agrees to exchange their shares at a future time (which neither side is obligated to do and which, if done, would be at an exchange ratio to be negotiated in conjunction therewith).

Note D - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                    Three Months Ended              Nine Months Ended
                                                                        October 31                     October 31
                                                                 --------------------------     --------------------------
                                                                         1998         1997             1998          1997
                                                                 ------------- ------------     ------------ -------------
Numerator (same for basic and dilutive):
Net income before extraordinary gain                                $      75    $      17       $       28     $     248
Preferred dividend requirement                                              2           12                6            36
                                                                 ------------- ------------     ------------ -------------
Net income before extraordinary gain
available to common stockholders                                           73            5               22           212
Extraordinary gain on elimination of debt                                  --                            --           345
                                                                 ============= ============     ============ =============

Net income available to common  stockholders                         $     73     $      5         $     22     $     557
                                                                 ============= ============     ============ =============

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                                 502,470      324,220          501,470       372,626
Dilutive effect of employee stock options                               1,951       22,720            8,524         8,688
                                                                 ============= ============     ============ =============
Weighted average shares outstanding and assumed conversions
for dilutive earnings per share                                       504,421      346,940          509,994       381,314
                                                                 ============= ============     ============ =============

Basic income per share:
Before extraordinary gain                                            $    .15   $      .02       $      .04      $    .57
Extraordinary gain on elimination of debt                                  --           --               --           .92
                                                                 ============= ============     ============ =============
Total                                                                 $   .15    $     .02        $     .04      $   1.49
                                                                 ============= ============     ============ =============

Dilutive income per share:
Before extraordinary gain                                             $   .14   $      .01        $     .04      $    .56
Extraordinary gain on elimination of debt                                  --           --               --           .90
                                                                 ============= ============     ============ =============
Total                                                                 $   .14    $     .01        $     .04      $   1.46
                                                                 ============= ============     ============ =============


Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,941 and 10,259 in each of periods ended October 31, 1998 and 1997, respectively.

Note E -- CONTINGENCIES

In 1995, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the College or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not communicated any threats to carry out its assertion against Spitz since July 1996, but it has indicated to Spitz that proceedings continue in an effort to recover damages from the other parties involved. The Company believes that the parties will reach an agreement to resolve the dispute without litigation involving Spitz. It is too early to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at October 31, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues in the third quarter and first nine months of fiscal 1999 were $2,064,000 and $5,431,000 compared to $1,540,000 and $5,625,000 in the comparable periods of fiscal 1998. The increase of $524,000 (34%) for the quarter was due to higher revenues from the sale of both domes and planetarium systems. The decrease of $194,000 (3%) for the nine month period resulted from lower dome and ImmersaVision revenues which more than offset higher planetarium revenues. In the third quarter of fiscal 1999, work commenced on the second sale of an ElectricSky system resulting in ImmersaVision revenue during fiscal 1999 of $13,000 compared to $177,000 for the first nine months of fiscal 1998. The ImmersaVision revenue in fiscal 1998 was attributable to the first sale of an ElectricSky system which was completed in May 1997. Planetarium revenues were $1,045,000 and $2,229,000 in the third quarter and first nine months of fiscal 1999 compared to $677,000 and $2,126,000 in the comparable periods of fiscal 1998, an increase of $368,000 (54%) for the quarter and $103,000 (5%) for the nine month period. The increase in planetarium revenues for the quarter was due to several new orders for new and refurbished systems for the educational market booked in the second and third quarters of fiscal 1999. For the first nine months of fiscal 1999, the second and third quarter increases were partially offset by low planetarium revenues in the first quarter resulting from the winding down of work on previous orders. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $308,000 and $890,000 in the third quarter and first nine months of fiscal 1999 compared to $326,000 and $1,028,000 in the comparable periods of fiscal 1998, a decrease of $18,000 (5%) and $138,000 (13%), respectively. The decrease in maintenance and parts revenues was due to lower sales to customers without preventive maintenance agreements as well as the timing of performance on preventive maintenance agreements. Dome revenues were $1,006,000 and $3,189,000 in the third quarter and first nine months of fiscal 1999 compared to $863,000 and $3,322,000 in the comparable periods of fiscal 1998, an increase of $143,000 (17%) for the quarter and a decrease of $133,000 (4%) for the nine month period. Higher 1999 dome revenues from all of the various markets were offset by lower revenues from ride simulator domes.

New sales order bookings have increased after a slow start in Fiscal 1999, increasing the current backlog of unearned revenue to approximately $10,500,000. About eighty percent of the revenue backlog is scheduled for delivery through the end of fiscal 2000. Bookings have been strong for all of the Company's products and include two ElectricSky systems, with optical planetarium projectors and domes, for two new visitor attractions. In addition, sales prospects remain strong in all of the various markets. The new orders and other promising sales prospects are expected to positively impact revenues in the remainder of fiscal 1999 and beyond. While revenue levels are expected to increase over the next year, uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue to fluctuate in future interim periods.

Gross margins decreased to 29.2% in the third quarter and increased to 30.5% in the first nine months of fiscal 1999 compared to 31.1% and 29.3% in the comparable periods of fiscal 1998. In the first nine months of fiscal 1999, margin improvements resulting from successful efforts on most of the current projects were partially offset by a lower margin on a project which required a subcontract to supply a special device to rotate a large film theater dome. Gross margins in the third quarter and first nine months of fiscal 1998 were weighted down by low gross margins on dome installation activity, unanticipated cost on certain planetarium refurbishment projects and introductory pricing on the sale of the first ImmersaVision system. The low margins on dome installation activity in fiscal 1998 resulted from the lower profit margins on change orders to recover additional costs as dictated by construction contract terms. Selling expenses increased $34,000 (24%) and $162,000 (40%) in the third quarter and first nine months of fiscal 1999 compared to the comparable periods of fiscal 1998. The increase in selling expenses is due to the use of engineering resources in sales proposal efforts, increased travel expense for foreign sales presentations, and the introduction of ImmersaVision products. Research and development expenses increased $16,000 (16%) and $34,000 (11%) in the third quarter and first nine months of fiscal 1999 compared to the comparable periods of fiscal 1998. Increases are due to research and development of proprietary programming tools for software content development for ImmersaVision, improvements to ImmersaVision subsystems, and improvements to optical planetarium products. Research and development efforts are expected to continue at increasing levels in future periods. Fluctuating research and development expenses in the past have been attributable to the deployment of engineering personnel to work on selling and customer contract related tasks. Through organizational changes and a more constant volume of customer contract activity the Company is deploying a more constant level of engineering resources to research and development projects which will be necessary to maintain and grow the business. General and administrative expenses increased $19,000 (10%) and $43,000 (8%) in the third quarter and the first nine months of fiscal 1999 compared to the comparable periods of fiscal 1998. Increases were due to new employee recruitment costs and a $25,000 charge to account for questionable accounts receivable. Otherwise, general and administrative expenses were relatively constant.

Net interest expense amounted to $26,000 and $96,000 in the third quarter and first nine months of fiscal 1999 compared to $35,000 and $95,000 in the comparable periods of fiscal 1998. The $26,000 and $96,000 reported in the first quarter and first nine months of fiscal 1999 consisted of $19,000 and $73,000 paid on bank debt agreements plus $7,000 and $23,000 paid on capital lease obligations. The $35,000 and $95,000 reported in the first quarter and first nine months of fiscal 1998 consisted of $31,000 and $100,000 paid on bank debt agreements plus $8,000 and $17,000 paid on capital lease obligations, offset by $4,000 and $22,000 of interest income earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for income taxes consists of state income taxes on net income reported through the nine month periods.

As a result of the above, the Company reported net income of $75,000 and $28,000 in the third quarter and first nine months of fiscal 1999 compared to net income before extraordinary item of $17,000 and $248,000 for the comparable periods of fiscal 1998. In the second quarter of fiscal 1998, an extraordinary gain from the elimination of debt of $345,000 was recorded as a result of the refinancing of the Company's debt agreements. The addition of the extraordinary gain resulted in net income of $593,000 for the first nine months of fiscal 1998.

Liquidity and Capital Resources

Net cash provided by operating activities was $399,000 in the first nine months of fiscal 1999 compared to $380,000 provided in the first nine months of fiscal 1998. The $399,000 provided by operations in the first nine months of fiscal 1999 consisted of $334,000 provided from earnings plus $65,000 provided from changes in operating assets and liabilities. The $380,000 provided by operations in the first nine months of fiscal 1998 consisted of $501,000 provided from earnings offset by $121,000 used by changes in operating assets and liabilities.

The $399,000 provided by operations in the first nine months of fiscal 1999 was offset by $167,000 of scheduled principal payments on debt obligations and $237,000 invested in capital assets. The $380,000 provided by operations in the first nine months of fiscal 1998 was offset by $152,000 of scheduled principal payments on debt obligations, payment of $77,000 of expenses related to refinancing transactions, and $172,000 invested in capital assets. The net result was a $5,000 decrease in cash balances during the first nine months of fiscal 1999 compared to a $21,000 decrease during the first nine months of fiscal 1998.

The $237,000 invested in capital assets in the first nine months of fiscal 1999 consisted of $168,000 of computer software and $69,000 of various machinery and equipment additions. The $172,000 invested in capital assets in the first nine months of fiscal 1998 consisted of $81,000 of computer software and $91,000 of various machinery and equipment additions. In addition, $32,000 and $235,000 of computer hardware for the development of ImmersaVision software was financed through capital leases in the first nine months of fiscal 1999 and fiscal 1998, respectively.

At October 31, 1998 the balance on the revolving credit note remained at $600,000 as it was at January 31, 1998. The unused borrowing capacity on the $800,000 revolving credit agreement was $200,000 at October 31, 1998 and January 31, 1998. Additional liquidity was provided by remaining cash balances of $466,000 at October 31, 1998 compared to $471,000 at January 31, 1998. The next sources of liquidity are trade accounts receivable and contracts in process. Trade accounts receivable increased $1,178,000 to $1,915,000 at October 31, 1998 compared to $737,000 at January 31, 1998. The increase in trade accounts receivable was attributable mostly to advances on customer contracts. As a result, liquidity available from contracts in process decreased by $927,000 during the nine month period. At October 31, 1998, billings exceeded net revenue by $555,000 compared to $372,000 of net revenues in excess of billings at January 31, 1998.

Total debt at October 31, 1998 was $1,464,000, a decrease of $135,000 from the $1,599,000 at January 31, 1998. The decrease resulted from $167,000 of principal payments on debt and lease obligations offset by a new lease obligation for $32,000.

The existing debt agreements combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future.

Year 2000 Impact

The Year 2000 Issue is the result of computer programs being unable to distinguish between the year 1900 and 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

The Company currently uses a combination of mini computer applications, micro computer applications and manual procedures to account for and manage its business processes. The very unique nature of the Company's business, its small size, and the variety of activities it is involved in, along with past financial constraints, have perpetuated the use of the current systems. The mini computer applications are not currently Year 2000 compliant. Year 2000 corrections to the mini computer applications have been proposed by vendors and consultants; however, the Company believes that such changes could be costly and uncertain.

Improvements in the Company's financial condition, the availability of more affordable technology solutions, and anticipated increases in business volume now justify major improvement to the Company's information systems. Therefore, the Company has concluded that it would be better served by an alternative solution. As part of this wider objective to improve its information systems, the Company is evaluating its overall data processing resources and plans to make substantial changes within the next twelve months. In this process, the Company plans to select new products that are Year 2000 Compliant. The Company has completed an analysis of its business processes and requirements which were matched to the capabilities of available enterprise software products. A list of enterprise software products best suited for the Company's business has been compiled and a determination was made on the basic computer infrastructure required to run the list of software products. The computer infrastructure is expected to be installed within the next three months at an estimated cost ranging from $63,000 to $87,000. Software evaluation and selection is also planned over the next three months with installation and implementation over the following six months. Cost of the enterprise software, installation and implementation is estimated to range from $151,000 to $265,000. The cost is expected to be capitalized and funded through operating cash flow and leasing of computer hardware and software.

The Company is not integrated with and does not rely heavily on vendors', clients' and other third parties' data processing systems. The bulk of the Company's revenue is generated from new public or commercial projects. Maintenance and parts revenue comes from repeat customers, mainly museums and schools. As such, revenue is generally not dependent upon repeat sales to commercial customers' inventory management systems or enterprise resource planning systems the way many businesses may be. The Company uses a network of vendors to obtain its parts and supplies. Many parts and supplies are commodities available from numerous sources. The effect of critical vendors' ability to continue to supply the Company though Year 2000 has not been determined. However, the Company believes that the lack of integration with vendors systems and numerous available sources will provide adequate protection from vendors' Year 2000 potential problems.

The Company's products rely on a number of widely used third party software products which claim to be Year 2000 compliant or do not perform date oriented tasks. Evaluation and testing of the Year 2000 impact on software used in the Company's products is planned in conjunction with other research and development efforts over the next year. Evaluation and any required corrections are not expected to have a material cost impact.

As a contingency plan, in the event that all of the necessary changes are not completed by the Year 2000, the portions of the operations that rely on date sensitive data can be accommodated by manual procedures and date adjustments to existing software applications. The Company believes this contingency plan, although not the most efficient solution, could be accomplished without a material interruption to the Company's business.

In addition to the specific anticipated costs described above, the Company will incur additional costs as salaried personnel utilize their time to work on Year 2000 matters. The Company does not anticipate that the use of internal personnel will have a material adverse effect upon the company's operations or earnings; however, the Company is not yet able to quantify such costs and, because the Company has not reserved any amounts therefor, any amounts so expended will reduce the Company's earnings. In addition, in the event that the economy as a whole is materially and adversely effected by widespread interruptions, or by failures of key infrastructure providers (such as banks and utilities), it is likely that the Company's financial condition and results of operations would be materially adversely effected.

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27    Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended October 31, 1998.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                             TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date: December 15, 1998                  Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer