Form 10KSB
period 1999-01-31
TRANSNATIONAL INDUSTRIES INC
filed 1999-04-30
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 1999

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

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

         The Issuer's revenues for the fiscal year January 31, 1999, were $7,509,312.

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 31, 1999 was approximately $221,489 based on the average of bid and asked price of these shares. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

         As of March 31, 1999, 502,470 shares of Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The issuer's definitive proxy statement to be filed with the Securities Exchange Commission within 120 days after January 31, 1999, is incorporated by reference into Part III of this Form 10-KSB.

     Transitional small business disclosure format (check one) YES    NO X

                                     PART I
                                ITEM 1. BUSINESS


GENERAL DEVELOPMENT OF BUSINESS

Transnational Industries, Inc. (the "Company"), is a holding company. The Company specializes through its subsidiary, Spitz, Inc. ("Spitz"), in the design, manufacture and integration of computer-controlled immersive visualization systems and domed projection screens. Spitz, under a predecessor corporation, was founded in 1944.

NARRATIVE DESCRIPTION OF BUSINESS

Products
--------

--Video projector systems

In 1997 Spitz introduced ImmersaVision(TM), a new line of video projector products. ImmersaVision uses the latest advances in video projection and desktop video graphics combined with other panoramic visual displays and sound effects in dome theaters to create an immersive virtual reality experience. Markets targeted include existing and new planetarium theaters and various other applications that will benefit from immersive multi-media displays for wide audiences. ElectricSky(TM) is an ImmersaVision system configured for the Planetarium market. ElectricHorizon(TM) is an ImmersaVision system configured for interactive virtual reality applications. Spitz has sold three ElectricSky systems. The first was sold to the Town of Watson Lake, Yukon, Canada for a new theater for tourism, which opened in May 1997. The second two were sold to new science and technology visitor centers in the United States and England and are expected to be delivered later in 1999, and in mid 2000, respectively. In 1997, Spitz also delivered the first ElectricHorizon System, for a temporary exhibit at a domestic science museum. The temporary ElectricHorizon exhibit was owned and funded by Spitz and various suppliers of the hardware and software content for the purpose of demonstration. At the end of the exhibit, the ElectricHorizon components were dismantled and returned to the various owners. Spitz has not yet sold another ElectricHorizon system but there are several sales prospects for ElectricSky and ElectricHorizon that are expected to make order decisions within the next year. It is not unusual in the markets targeted by Spitz for the sales cycle from planning through vender selection to take a year or more.

--Planetarium projector systems

Spitz is the world's leading producer of planetarium systems. Spitz designs, manufactures, installs, repairs, and maintains (under renewable annual contracts) planetarium projector systems. Systems currently sold by Spitz emphasize computer controls, integrated sound and lighting systems, and peripheral special effects such as video projection. Systems are designed to meet individual customer preferences, through the selection of standardized basic systems and various add on options. Spitz is capable of providing all of the interior furnishings and equipment for the planetarium theater as well as complete planetarium show productions. Additionally, Spitz's experience enables it to advise on the theater design and architectural integration of the planetarium equipment. Spitz believes that these skills and capabilities are important to buyers of planetarium systems. The principal customers for the Company's planetarium business are entities in the entertainment and educational markets such as museums and schools.

--Domed Structures

Spitz is also the world's leading producer of domed projection screens. Spitz designs, manufactures, and installs domed projection screens which are used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, and simulation training systems. Spitz's experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compoundly curved surfaces. Spitz believes that these skills are important to buyers of domed projection screens. The principal customers in Spitz's dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, world expositions, museums, schools, and military defense contractors.

Materials and Supplies
----------------------

Planetarium systems, ImmersaVision systems and domes are manufactured and assembled from standard metal materials, complex electronic components and computer controls. The majority of the components are standard but some are custom made by vendors at the direction of Spitz. The components, as well as the metal materials, are readily available from numerous supply sources.

Patents and Licenses
--------------------

Spitz relies principally on a combination of contracts and trade secrets to protect its proprietary interests in its production processes and its business. None of the products sold by Spitz are subject to patents and Spitz does not believe its success depends on the ownership of patents.

Principal Customers
-------------------

During fiscal 1999, revenues of $2,351,000 (31% of total revenues) were derived from sales to the five largest customers. No individual customer exceeded 10% of total revenues. Users of Spitz products normally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales to new projects or replacement of or enhancement to existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to its customers as opposed to Spitz selling directly to the end user. Also, the large aerospace companies typically buy domed projection screens from Spitz for inclusion in military training systems sold to their customers. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.

Competition
-----------

While Spitz believes it is the world's leading producer of planetarium systems and domed projection screens, its business is competitive. Management estimates that there are one domestic and four foreign competitors that manufacture competing planetarium systems. Competition is evolving for ImmersaVision from existing planetarium competitors and other suppliers of virtual reality display mediums resulting in two known domestic and one known foreign competitor. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets. The many competitive factors influencing the markets for Spitz's products include price, performance, customer preferences, design and integration support, and service capabilities.

Spitz is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater including the projection system, sound, lighting, computer control system and domed projection screen. Years of involvement in the design of domed theater systems for many different applications and dome market distribution channels provide Spitz competitive strength in the markets targeted by ImmersaVision. As a single source, capable of integrating all of the equipment in the theater from the screen through show production, Spitz attracts customers who are unwilling to take on such complex tasks. Also, Spitz is developing proprietary programming tools while maintaining strong compatibility with various formats to keep a competitive advantage in ImmersaVision markets. The Company believes that Spitz's long history and proven performance as the supplier of the vast majority of the world's domed projection screens are also competitive strengths.

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

Research and Development
------------------------

Spitz conducts research and development and the costs of such activities were $521,000 in fiscal 1999 and $363,000 in fiscal 1998.

Environmental Compliance
------------------------

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

Employees
---------

At January 31, 1999, the Company and Spitz had 58 permanent employees, of whom 51 were employed full time.

                               ITEM 2. PROPERTIES

The Company and Spitz are located in a 46,525 square-foot building on approximately 16.7 acres on U.S. Route 1, Chadds Ford, Pennsylvania, which is leased to Spitz by an unrelated third party through April 2006, with an option to renew for an additional eight years. The building houses all of the companies' administrative offices and production facilities and is in good operating condition.


                            ITEM 3. LEGAL PROCEEDINGS

There was no material litigation pending at the date of this filing.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 1999.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

Market Information for Common Stock

The principal market on which the Company's Common Stock is traded is the Over the Counter market. Various market dealers make the market of the Company's stock and trades are made through the OTC Bulletin Board or what is commonly known as the "pink sheets." The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal 1999 and 1998. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                               Fiscal 1999           Fiscal   1998
                         --------------------- ---------------------

                              High       Low        High        Low
                         ---------- ---------- ---------- ----------

         First Quarter       $5.75      $2.88      $2.25       $1.50
         Second Quarter       4.38       3.00       4.00        2.13
         Third Quarter        3.05       1.75       6.50        3.75
         Fourth Quarter       1.75       1.50       6.25        5.38


Holders

At March 31, 1999, there were approximately 100 holders of record of common stock.

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

Preferred  Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred B") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 1999, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred B amounted to $72,146. The Preferred B shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $227 per share. The 318 shares of Series B Preferred are convertible into 1,871 shares of the Company's common stock.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 1999.


                                                                    Percentage
                                           Percentage of Revenues     Change
                                           Year ended January 31,      1999
                                        --------------------------      vs.
                                               1999        1998        1998
                                        -------------   ----------  ------------
      Revenues                                 100.0%     100.0%         6.1%
      Cost of sales                              69.2       71.6          2.6
      Gross margin                               30.8       28.4         15.0
      Selling expenses                            9.9        8.1         29.9
      Research and development                    6.9        5.1         43.5
      General and administrative                 10.7       10.9          4.2
      Operating income                            3.3        4.3       (19.6)
      Interest expense                            1.6        1.8        (1.6)
      Income before income taxes                  1.6        2.6       (32.0)
      Income taxes                                0.2        0.2            *
      Income before extraordinary gain            1.5        2.4       (34.7)
      Extraordinary gain                            -        4.9            *
      Net Income                                  1.5        7.2       (78.7)


-----------

* Not meaningful
                                                    -----------

Revenues in the year ended January 31, 1999 (fiscal 1999) were $7,509,000 compared to $7,076,000 in the year ended January 31, 1998 (fiscal 1998), an increase of $433,000 (6%). In the last half of fiscal 1999, work commenced on two new sales of ElectricSky systems resulting in ImmersaVision revenue of $273,000 for fiscal 1999 compared to $178,000 for fiscal 1998. The ImmersaVision revenue in fiscal 1998 was attributable to the first sale of an ElectricSky system, which was completed in May 1997. More significant revenue from ImmersaVision is expected in fiscal 2000 as work intensifies on the two new sales as well as other anticipated new sales. Dome revenues were $4,259,000 in 1999 compared to $4,271,000 in 1998, a decrease of $12,000 due to lower revenue from ride simulation attractions. Otherwise, dome revenues from planetariums, military training simulators, special projects and film theaters increased. Planetarium revenues were $2,977,000 in 1999 compared to $2,627,000 in 1998, an increase of $350,000 (13%). The increase in planetarium revenues was due to several new orders for new and refurbished systems for the educational market booked in the second and third quarters of fiscal 1999. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $1,207,000 in 1999 compared to $1,295,000 in 1998, a decrease of $88,000 (7%). The decrease in maintenance and parts revenues was due mostly to lower sales of parts and paid service visits, and to a lesser degree, the timing of performance on preventive maintenance agreements.

The Company's revenues from maintenance and parts are recurring and are expected to remain steady or increase over time due to the expansion of the Company's customer base resulting from new sales. For the remaining (and predominant) portions of its revenues, the Company must rely on the sale of systems, both as replacements for existing systems and new installations, in all of the various markets that the Company serves. The Company's products are often sold together as components of a complete system. In addition to a competitive advantage, this provides each of the Company's products with efficient direct access to a wide breadth of markets that might otherwise be difficult to reach. By being sold as a complete system, ImmersaVision products provide new sales opportunities for domes and planetarium systems. More importantly, ImmersaVision products and their use in planetarium theaters are creating new opportunities beyond the Company's traditional markets.

New sales order bookings have been significant in the second half of fiscal 1999, increasing the backlog of unearned revenue to approximately $9,800,000 as of January 31, 1999. About ninety percent of the revenue backlog is scheduled to be earned through the end of fiscal 2000. Bookings have been strong for all of the Company's products and include two ElectricSky systems, with optical planetarium projectors and domes, for two new visitor attractions. The Company expects increasing revenue contributions from ImmersaVision products in future years as the installed base grows and new applications of the product are developed. Research and development efforts will continue with the goal to promote the creation of software content and new applications for ImmersaVision that will enhance existing products and provide entry into new entertainment and other commercial markets. While revenue levels are expected to increase over the next year, uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue to fluctuate in interim periods.

Gross margins increased to 30.8% in 1999 from 28.4% in 1998. Successful efforts in 1999 on many dome projects resulted in gross margin improvements that were weighted down by expected lower margins on subcontracted work for a special device to rotate a large film theater dome and the large ImmersaVision projects. Unanticipated cost on certain planetarium refurbishment projects also weighted down strong 1999 gross margins. Selling expenses increased $172,000 (30%) in 1999 as more labor resources were directed to sales and marketing efforts through reassignment of personnel, a sales staff addition, and the use of engineering resources in sales proposal efforts. Also contributing to the increased selling expenses were travel costs for foreign sales presentations. Selling expenses in fiscal 2000 are expected to be at current or increasing levels as marketing efforts on ImmersaVision continue to demand significant resource commitments. Research and development expenses increased $158,000 (44%) in 1999 due to research and development of proprietary programming tools for software content development for ImmersaVision, improvements to ImmersaVision subsystems, and improvements to optical planetarium products. Research and development efforts are expected to continue at increasing levels in future periods. Fluctuating research and development expenses in the past have been attributable to the deployment of engineering personnel to work on selling and customer contract related tasks. Through organizational changes, staff additions, and a more constant volume of customer contract activity the Company is deploying a more constant level of engineering resources to research and development projects which will be necessary to maintain and grow the business. General and administrative expenses increased $32,000 (4%) in 1999 due to new employee recruitment costs and a $25,000 charge to account for potentially uncollectible accounts receivable.

Net interest expense amounted to $123,000 in 1999 compared to $125,000 in 1998. The $123,000 reported in 1999 consisted of $93,000 paid on bank debt plus $31,000 paid on capital lease obligations offset by $1,000 of interest income earned on cash invested. The $125,000 reported in 1998 consisted of $124,000 paid on bank debt plus $30,000 paid on capital lease obligations offset by $29,000 of interest income earned on cash invested. The Company paid no federal income taxes in 1999 or 1998 as federal taxable income was offset by the utilization of net operating loss carryforwards. State income taxes amounted to $14,000 in 1999 and 1998. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future. The Company does expect to incur state income taxes in future years.

As a result of the above, the Company reported net income of $109,000 in 1999 compared to net income before extraordinary item of $167,000 in 1998. In the second quarter of fiscal 1998, an extraordinary gain from the elimination of debt of $345,000 was recorded as a result of the refinancing of the Company's debt agreements. The addition of the extraordinary gain resulted in net income of $512,000 for fiscal 1998.

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

At January 31, 1999 there was a $150,000 balance on the revolving credit note compared to $600,000 at January 31, 1998. This resulted in unused borrowing capacity of $650,000 at January 31, 1999 compared to $200,000 at January 31, 1998. Cash balances of $455,000 provided additional liquidity at January 31, 1999 compared to $471,000 at January 31, 1998. The next sources of liquidity are trade accounts receivable and contracts in process. Trade accounts receivable increased to $1,712,000 at January 31, 1999 compared to $737,000 at January 31, 1998. The higher liquidity available at January 31, 1999 from borrowing capacity and accounts receivable was attributable to advanced funding from contracts in progress as billings exceeded revenue recorded by $763,000 at January 31, 1999 compared to revenue recorded in excess of billings of $372,000 at January 31, 1998. This represents an increase in customer financing of $1,135,000 and illustrates the previous discussion of the effect of progress payments on cash flow. Contracts in progress at January 31, 1999 will use the other sources of liquidity as performance catches up to the billings through the completion of each project. The payment terms on new contracts remain uncertain and will also affect liquidity.

The net cash provided by operating activities was $956,000 in 1999 compared to net cash used of $49,000 in 1998, an increase in cash provided from operations of $1,005,000. The increase consists of a $1,000,000 increase in cash provided by changes in operating assets and liabilities and a $5,000 increase in cash generated from earnings. As discussed previously, the change in operating assets is mostly attributable to progress payment terms on customer contracts.

Of the $956,000 provided by operations in 1999, $310,000 was invested in capital additions and financing activities used $662,000. Financing activities included net pay downs of $450,000 on the revolving credit note, payments of $83,000 on capital leases, and monthly principal payments on the bank term note of $129,000. Non cash financing transactions in 1999 consist of $32,000 of computer equipment acquired through capital leases.

In addition to the $49,000 used by operating activity in 1998, $303,000 was invested in capital additions and financing activities used $130,000. Financing activities in 1998 included net borrowings of $171,000 on the revolving credit agreement (after the initial advance to fund the payoff of the previous debt), payments of $73,000 on capital leases, and payments of $132,000 on term debt. Remaining financing activities required cash payments of $77,000 related to the refinancing of debt agreements and $19,000 related to an exchange of preferred stock for common stock. Non cash financing transactions in 1998 consist of $235,000 of equipment acquired through a capital lease.

Total debt at January 31, 1999 was $969,000, a decrease of $630,000 from $1,599,000 at January 31, 1998. In summary, the decrease resulted from $450,000 of net pay downs on the revolving credit note, $129,000 of scheduled payments applied to term debt and $83,000 of payments applied to capital lease obligations, offset by a new $32,000 capital lease obligation.

Capital additions consisting of the purchase and fabrication of machinery and equipment and the development of computer software amounted to $342,000 ($32,000 by capital lease) and $538,000 ($235,000 by capital lease), in 1999 and 1998, respectively. Cost of computer software developed to automate and integrate the control and show production process of ImmersaVision into a theater environment with other products amounted to $233,000 and $172,000 in 1999 and 1998, respectively. Future opportunities from ImmersaVision are expected to require continual investments in hardware and software to take advantage of advancing technologies. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes. The Company will continue to finance capital investments through operations and external debt sources. In addition, opportunities may require new equity investment in the Company.

On June 12, 1997, the Company entered into a series of debt agreements with a new lender, a commercial bank, whereby proceeds from two new promissory notes payable to the new lender were used to retire previous bank debt and a Stock Subscription Warrant. The prior debt agreements were scheduled to mature in August 1997 and carried a balance due at June 12, 1997 of $1,373,000. The previous lender agreed to accept $1,230,000 in full satisfaction for all existing debt and for the surrender of the Stock Subscription Warrant to purchase 108,913 shares of the Company's Common Stock for $0.20 per share. Debt agreements executed with the new lender consist of an $820,000 term loan and an $800,000 Revolving Credit Agreement. The term loan is payable with interest at 9.25% over five years in equal monthly installments of $17,122. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 under a Revolving Credit Note. The Revolving Credit Note requires monthly interest payments at prime plus 2% and also matures in five years. Upon execution of the new debt agreements, proceeds of $820,000 from the term note and $410,000 from the revolving credit agreement were used to fund the $1,230,000 payment to the previous lender. Annual principal and interest payments on the initial advances under the new loan agreements are approximately $40,000 lower than the annual payments required in the previous year under the old loan agreements. The retirement of the previous debt agreements and the Stock Subscription Warrant for $1,230,000 resulted in a reduction of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of approximately $345,000, net of related expenses, recorded in the second quarter of fiscal 1999. The retirement of the Stock Subscription Warrant eliminated its effective twenty-five percent dilution of common shareholders equity. The initial advance under the new revolving credit agreement also included an additional amount to partially fund closing costs, which increased the total to $429,000. This resulted in unused borrowing capacity under the new $800,000 revolving credit agreement of $371,000. At the time of the refinancing, the borrowing limit under the previous $500,000 Revolving Credit Agreement, reduced by $129,000 for an outstanding standby letter of credit, also resulted in unused borrowing capacity of $371,0000. The $129,000 standby letter of credit served as collateral on outstanding surety bonds required to guarantee the performance of Spitz on certain customer contracts. In June 1997, the Surety Company determined that the Company's financial strength was sufficient for the level of bonding outstanding and returned the standby letter of credit for cancellation. In summary, as a result of the replacement of the debt agreements, total debt was lowered by $124,000 while maintaining the same credit capacity, payment schedules were favorably adjusted, near term maturity dates were extended to five years, and the Company's common shareholders benefited by the return of a beneficial ownership of twenty five percent of their equity in the Company.

On September 26, 1997 the Company offered holders of 1,744 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock (Preferred) the right to exchange each share of the Preferred for 125 shares of the Company's common stock (Common). By exchanging the Preferred for Common, the Company is hoping to simplify its capital structure and eliminate the accumulating dividend burden. In addition, by increasing the number of Common shares that can be publicly traded, the Company hopes to enhance the marketability of its Common. Holders of 1,414 shares of Preferred accepted the exchange offer by November 28, 1997, the expiration date of the original offer. In fiscal 1999 a holder of 12 shares of Preferred requested, and the Company agreed, to exchange shares under the same terms. Accordingly, in January and August 1998, the Company issued 176,750 and 1,500 shares of its authorized Common in exchange for 1,414 and 12 shares of Preferred, respectively. The holders of the remaining 318 shares of Preferred did not respond to the solicitation and their shares will remain outstanding, unless either (i) the shares are redeemed or converted in accordance with the original contractual terms of the Preferred or (ii) the holders of the Preferred request and the Company agrees to exchange their shares at a future time (which neither side is obligated to do and which, if done, would be at an exchange ratio to be negotiated in conjunction therewith).

The Company's debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. However, new growth opportunities for the Company's business may require funding beyond the capabilities of the Company's current capital structure. The Company's improved financial condition and capital structure should improve its ability to raise additional funds for growth through other capital resources.

Year 2000 Impact

The Year 2000 Issue is the result of computer programs being unable to distinguish between the year 1900 and 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities.

The Company currently uses a combination of mini computer applications, microcomputer applications and manual procedures to account for and manage its business processes. The very unique nature of the Company's business, its small size, and the variety of activities it is involved in, along with past financial constraints, have perpetuated the use of the current systems. The mini computer applications are not currently Year 2000 compliant. Year 2000 corrections to the mini computer applications have been proposed by vendors and consultants; however, the Company believes that such changes could be costly and uncertain. Improvements in the Company's financial condition, the availability of more affordable technology solutions, and anticipated increases in business volume now justify major improvement to the Company's information systems. Therefore, the Company has concluded that it would be better served by an alternative solution. As part of this wider objective to improve its information systems, the Company has evaluated its overall data processing resources and plans to make substantial changes in the fiscal year ended January 31, 2000. In this process, the Company will select new products that are Year 2000 Compliant. The Company has completed an analysis of its business processes and requirements, which were matched to the capabilities of available enterprise software products. A list of enterprise software products best suited for the Company's business was compiled and a determination was made on the basic computer infrastructure required to run the list of software products. The computer infrastructure has been installed in the first quarter of fiscal 2000 at a cost of approximately $85,000. Several enterprise software products have been evaluated and the list has been narrowed down to two products. Final software selection is planned in May 1999, with installation and implementation over the following six months. Cost of the enterprise software, installation and implementation is estimated to range from $151,000 to $265,000. The cost is expected to be capitalized and funded through operating cash flow and leasing of computer hardware and software.

The Company is not integrated with and does not rely heavily on vendors', clients' and other third parties' data processing systems. The bulk of the Company's revenue is generated from new public or commercial projects. Maintenance and parts revenue comes from repeat customers, mainly museums and schools. As such, revenue is generally not dependent upon repeat sales to commercial customers' inventory management systems or enterprise resource planning systems the way many businesses may be. The Company uses a network of vendors to obtain its parts and supplies. Many parts and supplies are commodities available from numerous sources. The effect of critical vendors' ability to continue to supply the Company though Year 2000 has not been determined. However, the Company believes that the lack of integration with vendors systems and numerous available sources will reduce the risk from vendors' Year 2000 potential problems.

The Company's products rely on a number of widely used third party software products, which claim to be Year 2000 compliant or do not perform date-oriented tasks. Evaluation and testing of the Year 2000 impact on software used in the Company's products is planned in conjunction with other research and development efforts over the next year. Evaluation and any required corrections are not expected to have a material cost impact.

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

In addition to the specific anticipated costs described above, the Company will incur additional costs as salaried personnel utilize their time to work on Year 2000 matters. The Company does not anticipate that the use of internal personnel will have a material adverse effect upon the Company's operations or earnings; however, the Company is not yet able to quantify such costs and, because the Company has not reserved any amounts therefore, any amounts so expended will reduce the Company's earnings. In addition, in the event that the economy as a whole is materially and adversely effected by widespread interruptions, or by failures of key infrastructure providers (such as banks and utilities), it is likely that the Company's financial condition and results of operations would be materially adversely effected.

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

                    ITEM 7. CONSOLIDATED FINANCIAL STATEMENTS



                                      INDEX


                                                                       Page


Report of Independent Auditors                                          16

Consolidated Balance Sheets                                             17

Consolidated Statements of Operations                                   19

Consolidated Statements of Changes in Stockholders' Equity              20

Consolidated Statements of Cash Flows                                   21

Notes to Consolidated Financial Statements                              22

Report of Independent Auditors



To the Stockholders and
the Board of Directors
Transnational Industries, Inc.
Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheet of Transnational Industries, Inc. as of January 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                           /s/   STOCKTON BATES, LLP
                                           --------------------------
                                                 STOCKTON BATES, LLP

Philadelphia, Pennsylvania
April 7, 1999

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)


                                                            January 31,
                                                       ---------------------
                                                           1999       1998
                                                      ---------- ----------
Assets

Current Assets:
  Cash                                                     $ 455      $ 471
  Accounts receivable                                      1,712        737
  Inventories                                              1,281      1,412
  Other current assets                                        85        135
                                                       ---------- ----------

Total current assets                                       3,533      2,755



Machinery and equipment:
  Machinery and equipment                                $ 2,784    $ 2,675
  Less accumulated depreciation                            2,172      1,927
                                                       ---------- ----------

Net machinery and equipment                                  612        748



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (1999--$1,141; 1998--$1,101)            165        165
  Computer software, less amortization                       501        322
  Excess of cost over net assets of business acquired,
    less amortization                                      1,825      1,893
                                                       ---------- ----------

Total other assets                                         2,491      2,380
                                                       ========== ==========

Total assets                                              $6,636     $5,883
                                                       ========== ==========

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                            January 31,
                                                       ---------------------
                                                            1999       1998
                                                       ---------- ----------
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                         $ 366      $ 468
  Deferred maintenance revenue                               686        641
  Accrued expenses                                           338        224
  Billings in excess of cost and estimated earnings        1,447        241
  Current portion of long-term debt                          238        215
                                                       ---------- ----------

Total current liabilities                                  3,075      1,789

Long-term debt, less current portion                         731      1,384


Stockholders' equity:
  Series B cumulative  convertible preferred stock,
    $0.01 par value - authorized 100,000 shares;
    issued and outstanding 318 shares in 1999
    (liquidating value $151,646) 330 shares in
    1998 (liquidating value $148,294)                         73         76
  Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 502,470
    shares in 1999 and 500,970 shares in 1998                100        100
  Additional paid-in capital                               8,493      8,479
  Accumulated deficit                                     (5,836)    (5,945)
                                                       ---------- ----------

Total stockholders' equity                                 2,830      2,710
                                                       ---------- ----------

Total liabilities and stockholders' equity                $6,636     $5,883
                                                       ========== ==========


See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                      Consolidated Statements of Operations
                      (In thousands, except per share data)


                                                    Year ended January 31,
                                                   -----------------------
                                                         1999        1998
                                                   ----------- -----------
Revenues                                               $7,509      $7,076
Cost of sales                                           5,195       5,064
                                                   ----------- -----------
Gross margin                                            2,314       2,012

Selling expenses                                          747         575
Research and development                                  521         363
General and administrative expenses                       800         768
                                                   ----------- -----------
                                                        2,068       1,706
                                                   ----------- -----------
Operating Income                                          246         306

Interest expense net of income                            123         125
                                                   ----------- -----------
Income before income taxes                                123         181

Provision for income taxes                                 14          14
                                                   ----------- -----------
Net Income before extraordinary item                      109         167

Extraordinary gain on elimination of debt                             345
                                                   ----------- -----------
Net income                                                109         512

Preferred dividend requirement                              8          38
                                                   =========== ===========
Income applicable to common shares                   $    101    $    474
                                                   =========== ===========

Basic earnings per common share:
       Before extraordinary gain                     $    .20    $    .34
       Extraordinary gain on elimination of debt           --         .92
                                                   ----------- -----------
                                                     $    .20    $   1.26
                                                   =========== ===========
Diluted earnings per common share:
       Before extraordinary gain                     $    .20    $    .33
       Extraordinary gain on elimination of debt           --         .89
                                                   =========== ===========
                                                     $    .20    $   1.22
                                                   =========== ===========

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)




                                 Preferred               Additional
                                   Stock        Common     Paid in   Accumulated
                                  Series B       Stock     Capital     Deficit
                                 ---------- ---------- ------------ ------------
Balance at January 31, 1997          $ 399      $  65      $ 8,502    $  (6,457)

Retirement of stock warrants                                  (298)

Conversion of Preferred
Stock to Common Stock                 (323)        35          269

Compensation from stock options                                  6

Net Income                                                                 512
                                 ---------- ---------- ------------ ------------
Balance at January 31, 1998           $ 76      $ 100      $ 8,479     $ (5,945)

Conversion of Preferred
Stock to Common Stock                   (3)         -            3

Compensation from stock options                                 11

Net Income                                                                 109
                                 ---------- ---------- ------------- -----------
Balance at January 31, 1999           $ 73      $ 100      $ 8,493     $ (5,836)
                                 ========== ========== ============ ============







See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                      Consolidated Statements of Cash Flows
                                 (in thousands)


                                                           Year ended January 31
                                                           ---------------------
                                                                  1999      1998
                                                            ---------- ---------

Operating activities
Net income                                                      $ 109     $ 512
Adjustments to reconcile net income to net cash provided
(used) by operating activities:
    Extraordinary gain from elimination of debt                            (345)
    Depreciation and amortization                                 367       309
    Provision for obsolescence                                     40        40
    Compensation from stock options                                11         6
 Changes in operating assets and liabilities, net:
    Accounts receivable                                          (975)      340
    Inventories                                                   162      (113)
    Other current assets                                           50       (12)
    Cost and estimated earnings on contracts net of billings    1,135    (1,030)
    Accounts payable                                             (102)      240
    Accrued expenses                                              159         4
                                                            ---------- ---------
Net cash provided (used) by operating activities                   956      (49)
                                                            ---------- ---------

Investing activities
Capital expenditures                                             (310)     (303)
                                                            ---------- ---------
Net cash used by investing activities                            (310)     (303)
                                                            ---------- ---------

Financing activities
Proceeds from revolving line of credit                            200       600
Payments on revolving line of credit                             (650)     (429)
Payments on capital leases                                        (83)      (73)
Scheduled payments on long term debt                             (129)     (132)
Payments related to refinancing                                             (77)
Payments related to conversion of preferred stock                           (19)
                                                            ---------- ---------
Net cash used by financing activities                            (662)     (130)
                                                            ---------- ---------

Increase (decrease) in cash                                       (16)     (482)
Cash at beginning of year                                         471       953
                                                            ---------- ---------
Cash at end of year                                             $ 455     $ 471
                                                            ========== =========


See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                   Notes to Consolidated Financial Statements


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Transnational Industries, Inc. (the Company) is a holding company. The Company, through its subsidiary, Spitz, Inc. (Spitz) manages its business as a single operating segment, supplying visual immersion theaters with systems and subsystems for simulation applications used in entertainment, education and training. In its fifty-two year history, Spitz has predominantly manufactured astronomical simulation systems (planetariums), projection domes, and other curved projection screens. Projection domes and curved projection screens are used for various applications including large format film theaters such as Omnimax theaters and various simulation systems. It also services the systems it sells under maintenance contracts. In recent years, Spitz has introduced new video and computer graphics projection products for planetarium theaters and other applications using immersive multimedia displays for wide audiences. Principal customers are domestic and international museums, schools, military defense contractors, theme parks and other entities in the entertainment industry.

Consolidation and Basis of Presentation

The consolidated  financial  statements  include the accounts of the Company and
its  wholly  owned  subsidiary,  Spitz.  Upon  consolidation,   all  significant
intercompany transactions have been eliminated.

Revenue Recognition

Revenues from sales of equipment are recognized on the percentage of completion method, measured by the percentage of cost incurred to estimated total cost for each contract. Estimated losses under the percentage of completion method are charged to operations immediately. Revenues from maintenance contracts representing the estimated portion for preventive service (40% of contract value) are recognized upon completion of the preventive service. The balance of revenues from maintenance contracts representing covered services is recognized over the one-year term of the contract. Revenues from parts and other services are recognized upon shipment or completion of the service, respectively.

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

Computer Software

Computer software consists of costs of developing software products for automated control systems and show production tools sold with projection systems. Costs are amortized over the estimated sale of units not to exceed a period of 10 years. Amortization of costs related to computer software products held for sale amounted to $37,000 in each of fiscal 1999 and fiscal 1998.

Excess of Cost Over Net Assets of Business Acquired

The excess of cost over net assets of business acquired is amortized on the straight-line basis over forty years. The Company continually evaluates the carrying amount of this asset. Accumulated amortization of excess of cost over net assets of business acquired amounted to $924,000 and $855,000 at January 31, 1999 and 1998, respectively.

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

Earnings  Per Share

Earnings per share have been computed in accordance with Statement of Financial Accounting Standards No. 128. Basic earnings per share reflect the amount of income available for each share of common stock outstanding during the year. Shares used in computing basic earnings per share include shares contingently issuable for nominal cash consideration. As such, shares issuable under a Stock Subscription Warrant to purchase 108,913 shares at $0.20 per share are considered common shares outstanding in the computation of basic earnings per share for the year ended January 31, 1998. Diluted earnings per share reflects the amount of income available for each share of common stock outstanding during the year assuming the issuance of all dilutive potential shares.

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                   Year ended January 31,
                                                                 -----------------------
                                                                        1999        1998
                                                                 ----------- -----------

Numerator (same for basic and dilutive):
        Net income before extraordinary gain                          $  109      $  167
        Preferred dividend requirement                                     8          38
                                                                 ----------- -----------
        Net income before extraordinary gain available
          to common stockholders                                         101         129
        Extraordinary gain on elimination of debt                                    345
                                                                 ----------- -----------
        Net income available to common stockholders                   $  101      $  474
                                                                 =========== ===========
Denominator:
        Weighted average shares outstanding for basic earnings
          per share                                                  501,720     375,253
        Dilutive effect of employee stock options                      6,393      12,301
                                                                 ----------- -----------
        Weighted average shares outstanding and assumed
          conversions for dilutive earnings per share                508,113     387,554
                                                                 =========== ===========

Basic earnings per share:
        Before extraordinary gain                                     $  .20      $  .34
        Extraordinary gain on elimination of debt                         --         .92
                                                                 ----------- -----------
        Total                                                         $  .20      $ 1.26
                                                                 =========== ===========

Diluted earnings per share:
        Before extraordinary gain                                     $  .20      $  .33
        Extraordinary gain on elimination of debt                         --         .89
                                                                 ----------- -----------
        Total                                                         $  .20      $ 1.22
                                                                 =========== ===========

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,906 shares in fiscal year 1999 and 9,566 shares in fiscal 1998.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimated.

2. INVENTORIES

Inventories consist of (in thousands):


                                                                               January 31,
                                                                         -----------------------
                                                                               1999        1998
                                                                         ----------- -----------
Raw materials, parts, and subassemblies                                    $    735    $    822
Work-in-process                                                                  27         140
Finished                                                                          -           2
Cost and estimated earnings in excess of billings                               684         613
                                                                         ----------- -----------
Total inventories                                                             1,446       1,577
Repairs and maintenance inventories recorded with other assets                  165         165
                                                                         =========== ===========
Inventory recorded within current assets                                  $   1,281    $  1,412
                                                                         =========== ===========


3.  COSTS AND ESTIMATED EARNINGS ON CONTRACTS IN PROGRESS

Costs and estimated earnings on contracts in progress consisted of:


                                                                               January 31,
                                                                         -----------------------
                                                                               1999        1998
                                                                         ----------- -----------
Costs incurred on contracts in progress                                     $ 3,358     $ 1,830
Estimated earnings                                                            1,408         779
                                                                         ----------- -----------
Total costs and estimated earnings on contracts in progress                   4,766       2,609
Less billings to date                                                        (5,529)     (2,237)
                                                                         ----------- -----------
Total costs and estimated earnings on contracts in progress net of
 billings                                                                    $ (763)       $ 372
                                                                         =========== ===========


Included in the accompanying balance sheet or footnotes under the following captions:


                                                                                 January 31,
                                                                          -----------------------
                                                                                1999        1998
                                                                          ----------- -----------
Costs and estimated earnings in excess of billings recorded
with inventory                                                             $    684    $    613
Billings in excess of costs and estimated earnings recorded with
Liabilities                                                                  (1,447)       (241)
                                                                          ----------- -----------
Total costs and estimated earnings on contracts in progress net of
Billings                                                                   $    763    $    372
                                                                          =========== ===========

4. DEBT

Current and long term debt consists of (in thousands):


                                                                                     January 31,
                                                                               -----------------------
                                                                                     1999        1998
                                                                               ----------- -----------
Capitalized lease obligations (Note 6)                                          $     200   $     251

Revolving credit note payable to First Keystone Federal Savings Bank,
due July 1, 2002 with monthly interest at 2% over prime                               150         600

Term note payable to First Keystone  Federal  Savings Bank, payable in equal monthly installments of $17,122 including interest at
9.25% through July 1, 2002                                                            619         748

                                                                               ----------- -----------
Total debt                                                                            969       1,599

Less current portion                                                                  238         215
                                                                                ----------- -----------
Long term debt, less current portion                                             $    731    $  1,384
                                                                               =========== ===========


The 1999 balance on the term note payable to First Keystone Federal Savings Bank (First Keystone) represents the balance due on an $820,000 note issued to the Company's primary lender on June 12, 1997. The note is payable jointly by the Company and Spitz with interest at 9.25% over five years in equal monthly installments of $17,122. The balance on the revolving credit note payable to First Keystone represents the balance due under an $800,000 Revolving Credit Agreement executed on June 12, 1997. The Revolving Credit Note is also jointly payable by the Company and Spitz, requires monthly interest payments at prime plus 2% and matures on July 1, 2002. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 resulting in unused borrowing capacity of $650,000 at January 31, 1999. The debt agreements with First Keystone are secured by virtually all of the Company's assets and require the maintenance of certain financial covenants.

5.  COMMON AND PREFERRED STOCK

On September 26, 1997 the Company offered holders of 1,744 outstanding shares of the Company's Series B Cumulative Convertible Preferred Stock (Preferred) the right to exchange each share of the Preferred for 125 shares of the Company's Common Stock (Common). Holders of 1,414 shares of Preferred accepted the exchange offer by November 28, 1997, the expiration date of the original offer. In fiscal 1999 a holder of 12 shares of Preferred requested, and the Company agreed, to exchange shares under the same terms. Accordingly, in January and August 1998, the Company issued 176,750 and 1,500 shares of its authorized Common in exchange for 1,414 and 12 shares of Preferred, respectively. The holders of the remaining 318 shares of Preferred did not respond to the solicitation and their shares will remain outstanding, unless either (i) the shares are redeemed or converted in accordance with the original contractual terms of the Preferred or (ii) the holders of the Preferred request and the Company agrees to exchange their shares at a future time (which neither side is obligated to do and which, if done, would be at an exchange ratio to be negotiated in conjunction therewith).

The holders of the remaining Preferred are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 1999, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred amounted to $72,146. The Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $227 per share. The 318 shares of Preferred are convertible, at the option of the holders thereof, into 1,871 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

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

6.  LEASES

Spitz leases its office and production facilities under an operating lease. Total rent expense under the lease amounted to $257,025 and $241,500 in fiscal years 1999 and 1998, respectively. The previous lease term expired on April 30, 1998. As a result of negotiations under an option to extend the term, the lease was amended to provide a new eight-year extended term commencing May 1, 1998 with a renewal option for an additional eight years. In addition the lessor made certain modifications and improvements to the facility. Under the new lease amendment, annual rent will be $262,200 for the first five years of the new eight-year term. Rent for the remaining three years and the optional renewal term will be escalated based on the Consumer Price Index. Minimum rental commitments under the operating lease are as follows for the fiscal years ended:
2000 through 2006 -- $262,200; 2007 $65,550.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows (in thousands):

                                         January 31,
                                    -----------------------
                                          1999        1998
                                    ----------- -----------
Machinery and equipment                $   357     $   353
Less accumulated depreciation              143          74
                                    ----------- -----------
Net book value                         $   214     $   279
                                    =========== ===========

The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases at rates ranging from

11.8% to 12.8%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 1999, are as follows (in thousands):


                                             Fiscal 2000       $  91
                                             Fiscal 2001          73
                                             Fiscal 2002          61
                                             Fiscal 2003          15
                                             Fiscal 2004           -
                                                           ----------
Total payments                                                   240
Less amount representing interest                                 40
                                                           ----------
Present value of capital lease obligations                       200
Less current portion                                              71
                                                           ----------
Long term obligation                                           $ 129
                                                           ==========

7.  STOCK COMPENSATION PLAN

Under the 1995 Stock Option and Performance Incentive Plan, the Company may grant stock options, stock appreciate rights or shares aggregating up to 50,000 shares of the Company's common stock to employees of the Company and Spitz. In April 1999, the Company's Board of Directors voted, subject to shareholder approval, to increase the number of awards available under the plan by 100,000 shares. On May 20, 1996, 10,500 stock options were granted to certain management employees at an exercise price of $2.25, the market price of the Company's common stock on the grant date. On July 8, 1997, 39,500 stock options were granted to certain management and other employees at an exercise price of $2.50. The market price of the Company's common stock on July 8, 1997 was $3.63. The options vest ratably over four years from the date of grant and expire ten years from the date of grant. The following table summarizes the activity:


                                                                      Fiscal year ended January 31,
                                                       ------------------------------------------------------------
                                                                1999                            1998
                                                       -----------------------------  -----------------------------
                                                                         Weighted                       Weighted
                                                           Number        Average          Number        Average
                                                         Of shares    exercise price     of shares   exercise price
                                                       -------------- --------------  -------------- --------------
Options outstanding at beginning of period                     50,000     $ 2.45             10,500      $ 2.25

Options granted                                                    --                        39,500      $ 2.50
                                                       --------------                 --------------

Options outstanding at end of period                           50,000     $ 2.45             50,000      $ 2.45
                                                       ==============                 ==============

Options exercisable at end of period                           15,125     $ 2.41              2,625      $ 2.25
                                                       ==============                 ==============

The weighted average remaining contractual life of the 50,000 outstanding stock options at January 31, 1999 is 8.2 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement No. 123 (FAS 123) requires the use of option valuation models that, in management's opinion, do not necessarily provide a reliable measure of the value of its employee stock options. Under APB 25, compensation is measured under the intrinsic value method at the grant date and recorded ratably over the vesting period. Intrinsic value is measured by the difference between the option exercise price and the market price of the underlying stock at the grant date for the options granted by the Company. The options granted in fiscal year ended 1998 had an exercise price ($2.50) below market value ($3.63) at the grant date. As a result, compensation expense from stock options, in accordance with APB 25, amounted to $11,102 and $6,296 in fiscal years 1999 and 1998, respectively.

Pro forma information regarding net income and earnings per share is required under FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for the options granted in the fiscal year ended 1998 was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk free interest rate 6%; dividend yield 0%, expected volatility of 40%; and a weighted average expected life of 7.22 years. As a result, the weighted average fair value of the options granted in the year ended January 31, 1998 at an exercise price below market was estimated at $2.32. Under FAS 123 the estimated fair value of the options is amortized to expense over the vesting period. The following pro forma information reflects net income and earnings per share had the Company accounted for the employee stock options under FAS 123 (in thousands except per share data):


                                                       Year ended January 31,
                                                      -----------------------
                                                          1999        1998
                                                      ----------- -----------
Net income                               As reported     $ 109       $ 512
                                         Pro forma          94         502

Basic earnings per common share          As reported       .20        1.26
                                         Pro forma         .17        1.24

Diluted earnings per common share        As reported       .20        1.22
                                         Pro forma         .17        1.22

8.  PROFIT SHARING PLAN

The Company has a funded profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the accounts of participants. Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $71,000 and $73,000 in fiscal 1999 and 1998, respectively.

9. INCOME TAXES

Income tax expense for 1999 and 1998 consists of applicable state income taxes on the income before taxes of Spitz. Federal income taxes for both 1999 and 1998 have been eliminated by the utilization of federal net operating loss carryforwards.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. Significant components of the Company's net deferred tax at January 31, 1999 and 1998 are as follows: (in thousands)


                                                    January 31,
                                              -----------------------
                                                   1999       1998
                                              ----------- -----------
 Net operating loss carryforwards                $ 4,477     $ 4,590
 Obsolescence reserve                                388         375
                                              ----------- -----------
 Net deferred tax assets                            4865       4,965
 Valuation allowance                               (4865)     (4,965)
                                              ----------- -----------
 Deferred income tax, net                         $    0     $     0
                                              =========== ===========


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

At January 31, 1999, the Company had investment tax credit carryforwards of $126,000 expiring in 1999 through 2002 and a net operating loss carryforward for tax purposes of $13,167,000 expiring 2006 through 2009. For financial reporting purposes, the net operating loss carryforward in 1999 is approximately $14,308,000. The difference relates to the nondeductible reserve for inventory valuation not recognized for tax purposes. The net operating loss carrforward was reduced by approximately $334,000 and $458,000 from the utilization of a net operating loss deduction in 1999 and 1998, respectively. The Internal Revenue Service has not examined the Company tax returns during the years in which the net operating losses were generated or since that time. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.

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

11.  SUPPLEMENTAL CASH FLOW INFORMATION

Non cash financing transactions consist of equipment of $32,000 and $235,000 acquired through capital leases in fiscal 1999 and 1998, respectively.

Interest paid on debt including capital lease obligations amounted to $124,000 in Fiscal 1999 and $154,000 in Fiscal 1998. The Company paid no federal income taxes in Fiscal 1999 and 1998.

12.  Significant Customers and Geographic Information

In fiscal year 1999 and fiscal year 1998, no single customer accounted for more than 10% of total revenue. Export revenues by geographic area for the years ended January 31 consist of (in thousands):

                                      Year ended January 31,
                                     -----------------------
                                           1999        1998
                                     ----------- -----------
         Canada                        $      3  $      436
         Central America                      -          79
         South America                       43         169
         Europe                             942         842
         Middle East                         22          --
         Far East                           263         301
                                     ----------- -----------
         Total export revenues         $   1,273  $    1,827
                                     =========== ===========

13.  CONTINGENCIES AND COMMITMENTS

In 1995, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the college or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not communicated any threats to carry out its assertion against Spitz since July 1996, but it has indicated to Spitz that proceedings continue in an effort to recover damages from the other parties involved. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. The Company is unable to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at January 31, 1999.


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

The retirement of the $1,373,000 balance from the previous debt agreements and the Stock Subscription Warrant for cash of $1,230,000 resulted in a reduction of Additional Paid in Capital of $298,000 and an extraordinary gain from the forgiveness of debt of $345,000, net of related expenses of $96,000, in fiscal year 1998. Also, the refinancing eliminated the dilutive affect on the Company's common stockholders resulting from the Stock Subscription Warrant that represented 25% of the common stock upon its conversion.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors - Executive Officers of the Company" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1999.

                         ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1999.



                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 1999.



                 ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to filed with the Commission within 120 days after January 31, 1999.

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

4.3 Certificate of Designations, Preferences and Rights of the Preferred Stock, listed as Exhibit 3.3 above and incorporated herein by reference.

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

10.6 Line of Credit Agreement, dated June 12, 1998, between First Keystone Savings Bank, the Company and Spitz, Inc. (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended July 31, 1998 (the "7/97 Form 10-QSB") incorporated herein by reference).

10.7 Line of Credit Note, dated June 12, 1998, of the Company and Spitz, Inc. to First Keystone Savings Bank (Exhibit 10.2 to the 7/97 Form 10-QSB incorporated herein by reference).

10.8     Term Note, dated June 12, 1998, of the Company and Spitz, Inc. to First
         Keystone   Savings  Bank   (Exhibit   10.3  to  the  7/97  Form  10-QSB
         incorporated herein by reference).

10.9 Agreement, dated June 12, 1998, between the Company, Spitz, Inc. and Comerica Bank (Exhibit 10.4 to the 7/97 Form 10-QSB incorporated herein by reference).


21       Subsidiaries of Registrant (a Delaware corporation):

                                            Spitz, Inc.

27       Financial Data Schedules*

         *Filed electronically herewith

(b) Reports on Form 8-K for the quarter ended January 31, 1999.

                  None

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 30, 1999                           Transnational Industries, Inc.
                                                   By:  /s/  Paul L. Dailey
                                                   ----------------------------
                                                        Paul L. Dailey
                                                        Secretary - Treasurer
                                                        Chief Financial Officer


In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                       Title                        Date
-------------------             ----------------------       -----------------

/s/  Charles F. Huber
-------------------------
     Charles F. Huber           Chairman of the Board         April 30, 1999


/s/  Charles H. Holmes, Jr
--------------------------
     Charles H. Holmes, Jr.     Chief Executive Officer
                                Director, President and       April 30, 1999

/s/  William D. Witter
--------------------------
     William D. Witter          Vice Chairman of the Board    April 30, 1999

/s/  Michael S. Gostomski
--------------------------
     Michael S. Gostomski       Director                      April 30, 1999

 /s/ Calvin A. Thompson
--------------------------
     Calvin A. Thompson         Director                      April 30, 1999