Form 10KSB/A
period 1999-01-31
TRANSNATIONAL INDUSTRIES INC
filed 1999-05-27
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

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

                                                        Director
                 Name                      Age            Since


        Michael S. Gostomski1,2             48              1986
        Charles H. Holmes, Jr.              58              1994
        Charles F. Huber1,2                 69              1992
        William D. Witter1,2                69              1977
        Calvin A. Thompson1,2               74              1994

---------

1Member of Compensation Committee.

2Member of Audit Committee.

                                                --------------------



Michael S. Gostomski joined the Company in May 1986 as Vice-President Finance, Treasurer, and a director and became Corporate Secretary in March of 1988. In October of 1989, he became Executive Vice-President of the Company. On May 1, 1992, he became President and Chief Executive Officer of the Company. Mr. Gostomski resigned as an employee of the Company, while remaining as a director of the Company, in September 1993, at which time he became Executive Vice President of Roller Bearing Company. From 1980 to 1986, he held various financial and management positions at Peabody International Corporation, most recently as a Sector Vice President in charge of its engineering and construction subsidiaries. Mr. Gostomski, who is a Certified Public Accountant, holds B.S. and M.B.A. degrees from the University of Connecticut.


Charles H. Holmes, Jr., became a director of the Company in 1994. He has held various operating and management positions at the Company's Spitz, Inc., subsidiary since 1962. Mr. Holmes has been President of Spitz since 1988. He has been President of the Company since September 1993. Mr. Holmes holds a degree in Business Management from Goldey Beacom College.

Charles F. Huber became a director of the Company in February 1992 and Chairman in 1994. He is currently a managing director of William D. Witter Associates, Inc. He holds a B.A. degree from Princeton University.

William D. Witter became a director of the Company in 1977 and Vice-Chairman in August of 1987. He has been President of William D. Witter Associates, Inc., an investment management concern, since 1976. Mr. Witter holds an A.B. degree from Yale University and an M.B.A. from Stanford Business School.

Calvin A. Thompson became a director of the Company in October 1994. He has been a Managing Director of William D. Witter Associates, Inc. since 1982. Mr. Thompson holds a B.S. degree in industrial engineering from Columbia University.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

           Name                      Position                               Age


  Charles H. Holmes, Jr.   President and Chief Executive                     58
                           Officer and President of Spitz, Inc.

  Paul L. Dailey, Jr.      Chief Financial Officer, Secretary and            42
                           Vice President-Finance of Spitz, Inc.

  John A. Fogleman         Vice President - Operations of                    50
                           Spitz, Inc.

  Jonathan A. Shaw         Chief Operating Officer, Executive Vice
                           President of Company and Spitz, Inc.              42



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


Jonathan Shaw became Executive Vice President and Chief Operating Officer of the Company and Spitz in April 1999. He was Vice President - Sales and Technology for Spitz since July of 1992. He has held various engineering and management positions at Spitz since 1986. Mr. Shaw is a registered Professional Engineer, holds an M.B.A. degree from Widener University and a B.S. degree in Mechanical and Aerospace Engineering from the University of Delaware.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently competed fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, and other information of which the Company is aware, no director, executive officer or beneficial owner of 10% or more of the Company's Common Stock failed to make a requisite filing on a timely basis.



                         ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE


The following table sets forth the compensation paid to Charles H. Holmes, Jr., the Company's Chief Executive Officer. Except for Mr. Holmes, the Company did not have any executive officer whose total annual salary and bonus exceeded $100,000 for the last completed fiscal year.


                                                                             Long Term
                                  Annual Compensation (a)                   Compensation
                            -------------------------------------   -----------------------------
                                                                     Securities
                                                                     Underlying
   Name and                                                           Options          All Other
Principal Position           Year        Salary        Bonus         Granted (#)     Compensation
-------------------------------------------------------------------------------------------------
Charles H. Holmes, Jr.       1999      $ 133,762                                      $ 4,834 (c)
President and Chief          1998        133,762     $ 15,000 (b)      12,000           5,062 (c)
Executive Officer            1997        130,999                        3,000           4,480 (c)
----------

(a) Perquisites and other personal benefits amounted to less than ten percent of salary and are therefore not reported in table.

(b) In fiscal 1998, Mr. Holmes received a $5,000 annual performance bonus and an additional $10,000 bonus awarded at the completion of the refinancing of the Company's debt agreements.

(c)  Consists entirely of Company contributions to 401(k) plan.
                                ----------------

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

The Option Plan provides for the awarding of up to 50,000 shares of the Company's Common Stock to employees of the Company and its subsidiaries. In April 1999, the Company's Board of Directors voted, subject to shareholder approval, to increase the number of awards available under the plan by 100,000 shares. As of May 28, 1999 no awards have been made from the additional 100,000 shares. Awards may be in various forms of stock options, stock appreciation rights, and shares of common stock. Awards are granted by the Compensation Committee of the Board of Directors of the Company.

There were no awards under the Option Plan during the fiscal year ended January 31, 1999. The following table sets forth information relating to prior option awards to Charles H. Holmes, Jr. None of such option awards were "in the money" at January 31, 1999.

        Aggregated Option Exercises in Fiscal Year Ended January 31, 1999
                        and Fiscal Year End Option Values
       -------------------------------------------------------------------
                                          Unexercised Options (#)
                                            at Fiscal Year End
              Name                      Exercisable/Unexercisable
       ---------------------           ----------------------------

       Charles H. Holmes, Jr.                  4,500/10,500



EMPLOYMENT AGREEMENTS


The Company entered into an employment agreement with Mr. Holmes effective May 1, 1995. Under the agreement Mr. Holmes is currently paid an annual base salary of $140,000 which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits including group insurance, supplemental medical benefits and an automobile allowance. Mr. Holmes may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of the existing term. Pursuant to such provision, Mr. Holmes's contract automatically renewed on May 1, 1999, for the period through April 30, 2000. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to a lump sum payment equal to twice his annual base salary and the continuation of his fringe benefits for a period of two years. A non-renewal of the contract term by the Company within six months prior to or three years after a "Change in Control" will be treated as a termination without cause. A "Change in Control" is defined as (i) a change within twelve months of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's voting stock, (iii) the sale of the assets of Spitz, or
(iv) any merger or consolidation of the Company's business which results in a change in ownership of the majority of the equity of the Company. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.


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

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of March 31, 1999 (except for William
D. Witter and Charles Huber, whose respective beneficial ownership is disclosed in the immediately following table). The Common Stock is the Company's only class of voting securities.




                                   Amount and Nature
Name and Address                of Beneficial Ownership      % of Common Stock
--------------------------------------------------------------------------------
Penfield Limited Partnership            81,760                     16.3%
c/o William D. Witter, Inc.
153 East 53rd Street
New York, NY 10022

Estate of Alan Drew                     45,710                      9.1%
421 Sable Palm Lane
Vero Beach, FL 32963


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 31, 1999, the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made under the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and all of the Company's executive officers as a group:


                                        Amount and Nature
 Name                               of Beneficial Ownership   % of Common Stock
 -------------------------------------------------------------------------------
 William D. Witter                          246,498(1)                49.1%
 Charles Huber                               49,500                    9.9%
 Michael S. Gostomski                        21,290                    4.2%
 Charles H. Holmes, Jr.                       7,750(2)                 1.5%(3)
 Calvin A. Thompson                          18,400(4)                 3.7%

 All current Directors and executive        357,693(5)                 69.1%(3)
 officers as a group (8 persons)
--------------


(1) Includes (i) 102,813 shares of Common Stock owned by Mr. Witter's spouse and adult children, (ii) 20,600 shares of Common Stock owned by the William
     D. Witter, Inc., Profit Sharing Fund, (iii) 646 shares of Common Stock owned by ADW Inc., (iv) 222 shares of Common Stock owned by Virginia Woods Witter, (v) 209 shares of Common Stock owned by the Helen C. Witter Trust,
     (vi) 214 shares owned by Elizabeth Tacy Witter and (vii) the 81,760 shares of Common Stock beneficially owned by Penfield Limited Partnership and described in the immediately preceding table. Mr. Witter disclaims a beneficial interest in the shares of Common Stock owned by Mr. Witter's spouse and children.

(2) Includes 5,250 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Holmes's stock options.


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

(5) Includes a total of 15,250 shares of Common Stock acquirable within sixty days upon the exercise of all stock options owned by the Company's executive officers.

                                 -------------

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


Dated:  May 27, 1999                         TRANSNATIONAL INDUSTRIES, INC.



                                             By:  /s/  Paul L. Dailey
                                             -----------------------------------
                                                   Paul L. Dailey
                                                   Secretary-Treasurer
                                                   Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                    Title                              Date
-------------------------    --------------------------------    --------------


/s/ Charles F. Huber         Chairman of the Board                 May 27, 1999
--------------------------
Charles F. Huber



/s/ Charles H. Holmes, Jr.   Director, Chief Executive Officer     May 27, 1999
--------------------------
Charles H. Holmes, Jr.


/s/ William D. Witter        Vice Chairman of the Board            May 27, 1999
--------------------------
William D. Witter



/s/ Michael S. Gostomski.    Director                              May 27, 1999
-------------------------
Michael S. Gostomski


/s/ Calvin A. Thompson       Director                              May 27, 1999
----------------------
Calvin A. Thompson