Form 10QSB
period 1999-04-30
TRANSNATIONAL INDUSTRIES INC
filed 1999-06-11
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 1999

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

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (which is the period the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common stock, $0.20 par value
                      Outstanding at May 31, 1999: 502,470

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets -- April 30, 1999,
             and January 31, 1999.                                          3-4

             Condensed consolidated statements of operations -- Three
             months ended April 30, 1999 and 1998.                            5

             Condensed consolidated statements of cash flows -- Three
             months ended April 30, 1999 and 1998.                            6

             Notes to condensed consolidated financial statements --
             April 30, 1999.                                                7-8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           9-13


Part II.   OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                14


SIGNATURES                                                                   14

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)


                                                                  April 30,    January 31,
                                                                    1999          1999
                                                              ------------- -------------
Assets                                                          (Unaudited)      (audited)

Current Assets:
  Cash                                                               $  53         $ 455
  Accounts receivable                                                2,058         1,712
  Inventories                                                        1,462         1,281
  Other current assets                                                 100            85
                                                              ------------- -------------

Total current assets                                                 3,673         3,533



Machinery and equipment:
  Machinery and equipment                                            2,822         2,784
  Less accumulated depreciation                                      2,222         2,172
                                                              ------------- -------------

Net machinery and equipment                                            600           612



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                   165           165
  Computer software, less amortization                                 482           501
  Excess of cost over net assets of business acquired,
    less amortization                                                1,808         1,825
                                                              ------------- -------------

Total other assets                                                   2,455         2,491
                                                              ============= =============

Total assets                                                        $6,728        $6,636
                                                              ============= =============



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                                   April 30,    January 31,
                                                                     1999          1999
                                                                 ------------ -------------
Liabilities and stockholders' equity                              (Unaudited)    (Audited)

Current liabilities:
  Accounts payable                                                     $ 647       $ 366
  Deferred maintenance revenue                                           558         686
  Accrued expenses                                                       317         338
  Billings in excess of cost and estimated earnings                    1,488       1,447
  Current portion of long-term debt                                      223         238
                                                                 ------------ -------------

Total current liabilities                                              3,233       3,075

Long-term debt, less current portion                                     527         731

Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000  shares;
    issued and outstanding 318 shares (liquidating value
    value $153,833)                                                       73          73
  Common stock, $0.20 par value - authorized
    1,000,000 shares; issued and outstanding 502,470
    shares                                                               100         100
  Additional paid-in capital                                           8,496       8,493
  Accumulated deficit                                                (5,701)      (5,836)
                                                                 ------------ -------------

Total stockholders' equity                                             2,968       2,830
                                                                 ------------ -------------

Total liabilities and stockholders' equity                            $6,728     $ 6,636
                                                                 ============ =============



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)

                      (In thousands, except per share data)

                                                      Three Months Ended
                                                           April 30,
                                                   -----------------------

                                                         1999        1998
                                                   ----------- -----------

Revenues                                               $2,550     $ 1,513
Cost of Sales                                           1,808       1,082
                                                   ----------- -----------
Gross Margin                                              742         431

Selling expenses                                          179         189
Research and development                                  189         105
General and administrative expenses                       210         187
                                                   ----------- -----------
                                                          578         481
                                                   ----------- -----------
Operating income (loss)                                   164         (50)


Interest expense                                           20          37
                                                   ----------- -----------
Income (loss) before income tax                           144         (87)


Provision for income taxes                                  9           -
                                                   ----------- -----------
Net income (loss)                                         135         (87)


Preferred dividend requirement                              2           2
                                                   =========== ===========
Income (loss)  applicable to common shares              $ 133       $ (89)
                                                   =========== ===========

Basic and diluted income (loss) per common share        $ .26      $ (.18)
                                                   =========== ===========
Weighted average common shares outstanding             502,470     500,970
                                                   =========== ===========


         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                             Three Months Ended
                                                                    April 30,
                                                            --------------------
                                                                 1999      1998
                                                            ---------- ---------
       Net cash provided (used) by operating activities          (130)     (75)


       Net cash provided (used) by investing activities          (53)      (49)


       Net cash provided (used) for financing activities        (219)      (54)
                                                            ---------- ---------

       Increase (decrease) in cash                              (402)     (178)
       Cash at beginning of period                               455       471
                                                            ---------- ---------

            Cash at end of period                             $   53    $  293
                                                            ========== =========

     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 1999


Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 1999, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1999, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1999.

Note B -- EARNINGS PER SHARE

There were 325 dilutive potential common shares issuable under employee stock options for the purpose of computing dilutive earnings per share in accordance with SFAS 128. As a result, basic and diluted earnings per share were not materially different for the periods reported herein. Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 and 1,941 in the three months ended April 30, 1999 and 1998, respectively.

Note C -- CONTINGENCIES

In 1995, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the college or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not communicated any threats to carry out its assertion against Spitz since July 1996, but it has indicated to Spitz that proceedings continue in an effort to recover damages from the other parties involved. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. The Company is unable to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at April 30, 1999.

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues for the first quarter of the fiscal year ended January 31, 2000 (Fiscal
2000) were $2,550,000 compared to $1,513,000 for the first quarter of the fiscal year ended January 31, 1999 (Fiscal 1999), an increase of $1,037,000 (69%). The increase resulted from higher revenues from all of the Company's products. ImmersaVision revenue amounted to $474,000 in the first quarter of Fiscal 2000 compared to no revenue in the first quarter of Fiscal 1999. Revenue from ImmersaVision is expected to continue at this level through Fiscal 2000 and into the following year as work continues on the two current orders as well as other anticipated new sales. Planetarium revenues were $740,000 in the first quarter of Fiscal 2000 compared to $370,000 in the first quarter of Fiscal 1999, an increase of $370,000 (100%). The increase in planetarium revenues was due to several orders for new and refurbished systems for the educational market booked in the second and third quarters of fiscal 1999. Planetarium revenues include $298,000 for the sale of maintenance and parts in the first quarter of Fiscal 2000 compared to $288,000 in the first quarter of Fiscal 1999, an increase of $10,000 (3%). The increase in maintenance and parts revenues was due to higher sales to customers without preventive maintenance agreements. Dome revenues were $1,336,000 in the first quarter of Fiscal 2000 compared to $1,143,000 in the first quarter of Fiscal 1999, an increase of $193,000 (17%). The higher Fiscal 2000 dome revenues were mainly attributable to two special dome projects that created an architectural treatment for an urban port facility and a simulation attraction for a major aquarium. Otherwise, higher Fiscal 2000 revenues from planetarium and military simulation domes were offset by lower revenues from film domes.

Revenues are expected to continue at the first quarter level for the remainder of Fiscal 2000 as work continues on sales booked through late Fiscal 1999. The backlog of unearned revenue remained high by historical comparison at $8,000,000, but declined due to the low bookings of new sales in the first quarter of Fiscal 2000. Although bookings were lower than expected, it was not a result of lost orders to competition but rather the delay of decisions by sales prospects. Sales prospects remain strong and the Company still expects significant revenue contributions from ImmersaVision products in future years as the installed base grows and new applications of the product are developed. While revenue levels are expected to continue at historically high levels over the next year, uncertainty in the timing and delivery of sales may cause revenue levels to continue to fluctuate in interim periods.

Gross margins remained relatively constant at 29.1% in the first quarter of Fiscal 2000 compared to 28.5% in the first quarter of Fiscal 1999. In the first quarter of Fiscal 2000, margin improvements resulted from volume-related efficiencies and successful efforts on many dome projects. The improved gross margins were weighted down by expected lower margins on subcontracted work for a special device to rotate a large film theater dome and the large ImmersaVision projects. Also, higher costs related to the first deliveries of a newly updated planetarium system weighted down strong gross margins in the first quarter of Fiscal 2000. Selling expenses decreased by $10,000 (5%) in the first quarter of Fiscal 2000 compared to the first quarter of Fiscal 1999 due to higher use of engineering resources on several major proposal efforts and foreign sales presentations in Fiscal 1999. Otherwise, sales and marketing efforts increased through the reassignment of personnel and a sales staff addition. Research and development expenses increased 84,000 (80%) in the first quarter of Fiscal 2000 as compared to the first quarter of Fiscal 1999. The increase in research and development expenses is due to product development efforts to meet delivery obligations for existing ImmersaVision customers as well as continuing research and development of proprietary programming tools for software content development for ImmersaVision, improvements to ImmersaVision subsystems, and improvements to optical planetarium products. General and administrative expenses increased $23,000 (12%) due primarily to increases in professional services related to information system improvements and strategic planning.

Interest expense amounted to $20,000 in the first quarter of Fiscal 2000 compared to $37,000 in the first quarter of Fiscal 1999, a decrease of $17,000 attributable mainly to lower use of the bank line of credit. The $20,000 reported in the first quarter of Fiscal 2000 consisted of $16,000 paid on bank debt agreements and $6,000 paid on capital lease offset by $2,000 earned on cash invested. The $37,000 reported in the first quarter of Fiscal 1999 consisted of $29,000 paid on bank debt agreements and $8,000 paid on capital lease obligations. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for state income taxes amounted to $9,000 in the first quarter of Fiscal 2000. As a result of the above, net income of $135,000 was recorded in the first quarter of Fiscal 2000 compared to a net loss of $87,000 in the first quarter of Fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used by operating activities was $130,000 in the first quarter of Fiscal 2000 compared to $75,000 in the first quarter of Fiscal 1999. The $130,000 used by operations in the first quarter of Fiscal 2000 consisted of $249,000 provided from earnings offset by $379,000 used by changes in operating assets and liabilities. The $75,000 used by operations in the first quarter of Fiscal 1999 consisted of $12,000 provided from earnings offset by $87,000 used by changes in operating assets and liabilities.

In addition to the $130,000 used by operations in the first quarter of Fiscal 2000, $219,000 was used for principal payments on revolving credit debt, term debt and capital leases and $53,000 was invested in capital assets. In addition to the $75,000 used by operations in first quarter of Fiscal 1999, $54,000 was used for principal payments on term debt and capital leases and $49,000 was invested in capital assets. The net result was a $402,000 reduction in cash balances during the first quarter of Fiscal 2000 compared to a reduction of $178,000 during the first quarter of Fiscal 1999.

The $53,000 invested in capital assets in the first quarter of Fiscal 2000 consisted of $18,000 in computer software and $35,000 of various machinery and equipment additions. Also in the first quarter of Fiscal 2000 the installation of a new computer infrastructure began for the purpose of improving the Company's information systems. Hardware cost and installation is expected to be completed in the second quarter of Fiscal 2000 at a cost of approximately $85,000. The Company plans to finance this cost along with new computer software to be installed in Fiscal 2000 through capital leases. The $49,000 invested in capital assets in the first quarter of Fiscal 1999 consisted entirely of computer software. In addition, $32,000 of computer hardware for the development of ImmersaVision software was financed through a capital lease in the first quarter of Fiscal 1999.

At April 30, 1999 there was no balance on the revolving credit note compared to $150,000 at January 31, 1999. This resulted in unused borrowing capacity of $800,000 at April 30, 1999 compared to $650,000 at January 31, 1999. Additional liquidity was provided by remaining cash balances of $53,000 at April 30, 1999 compared to $455,000 at January 31, 1999. The next source of liquidity, trade accounts receivable, increased to $2,058,000 at April 30, 1999 compared to $1,712,000 at January 31, 1999. Contracts in progress remained in an advanced funded position as billings exceeded revenue recorded by $638,000 at April 30, 1999 compared to $763,000 at January 31, 1999. Contracts in progress at April 30, 1999 will use the other sources of liquidity as performance catches up to the billings through the completion of each project. The payment terms on new contracts remain uncertain and will also affect liquidity.

Total debt at April 30, 1999 was $750,000, a decrease of $219,000 from the $969,000 at January 31, 1999. The decrease resulted from $69,000 of scheduled principal payments on debt and lease obligations and $150,000 in net payments on revolving credit debt.

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

The Company currently uses a combination of mini computer applications, microcomputer applications and manual procedures to account for and manage its business processes. The very unique nature of the Company's business, its small size, and the variety of activities it is involved in, along with past financial constraints, have perpetuated the use of the current systems. The mini computer applications are not currently Year 2000 compliant. Year 2000 corrections to the mini computer applications have been proposed by vendors and consultants; however, the Company believes that such changes could be costly and uncertain. Improvements in the Company's financial condition, the availability of more affordable technology solutions, and anticipated increases in business volume now justify major improvement to the Company's information systems. Therefore, the Company has concluded that it would be better served by an alternative solution. As part of this wider objective to improve its information systems, the Company has evaluated its overall data processing resources and plans to make substantial changes in the fiscal year ended January 31, 2000. In this process, the Company will select new products that are Year 2000 compliant. The Company has completed an analysis of its business processes and requirements, which were matched to the capabilities of available enterprise software products. A list of enterprise software products best suited for the Company's business was compiled and a determination was made on the basic computer infrastructure required to run the list of software products. Installation of the new computer infrastructure started in the first quarter of Fiscal 2000 and will cost approximately $85,000. Several enterprise software products have been evaluated and the list has been narrowed down to two products. Final software selection is being made in June 1999, with installation and implementation over the following six months. Cost of the enterprise software, installation and implementation is estimated at $265,000. The cost is expected to be capitalized and funded through operating cash flow and leasing of computer hardware and software.

The Company is not integrated with and does not rely heavily on vendors', clients' and other third parties' data processing systems. The bulk of the

Company's revenue is generated from new public or commercial projects. Maintenance and parts revenue comes from repeat customers, mainly museums and schools. As such, revenue is generally not dependent upon repeat sales to commercial customers' inventory management systems or enterprise resource planning systems the way many businesses may be. The Company uses a network of vendors to obtain its parts and supplies. Many parts and supplies are commodities available from numerous sources. The effect of critical vendors' ability to continue to supply the Company though Year 2000 has not been determined. However, the Company believes that the lack of integration with vendors systems and numerous available sources will reduce the risk from vendors Year 2000 potential problems.

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


FORWARD-LOOKING INFORMATION

The statements in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute "forward-looking statements." Said forward-looking statements involve risks and uncertainties which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performances or achievements, expressly predicted or implied by such forward-looking statements. These forward-looking statements are identified by their use of forms of such terms and phrases as (without limitation) "expects," "intends," "goals," "estimates," "projects," "plans," "anticipates," "should," "future," "believes," and "scheduled."

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27    Financial Data Schedules (Filed electronically herewith)


(b) The Registrant did not file any reports on Form 8-K during the three months ended April 30, 1999.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date:  June 11, 1999                     Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer