Form 10QSB
period 1999-07-31
TRANSNATIONAL INDUSTRIES INC
filed 1999-09-14
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 1999

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

                          Common stock, $0.20 par value
                     Outstanding at August 31, 1999: 502,470

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                  PAGE


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed consolidated balance sheets -- July 31, 1999,
           and January 31, 1999.                                           3-4

           Condensed  consolidated  statements  of  operations -- Three months ended July 31, 1999 and 1998; six months ended
           July 31, 1999 and 1998.                                           5

           Condensed consolidated statements of cash flows -- Six
           months ended July 31, 1999 and 1998.                              6

           Notes to condensed consolidated financial statements --
           July 31, 1999.                                                  7-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            9-13


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                 14


SIGNATURES                                                                  14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)


                                                             July 31,     January 31,
                                                               1999          1999
                                                           ------------- -------------
Assets                                                      (Unaudited)     (audited)

Current Assets:
  Cash                                                         $     79     $     455
  Accounts receivable                                             1,585         1,712
  Inventories                                                     1,671         1,281
  Other current assets                                              185            85
                                                            ------------ -------------

Total current assets                                              3,520         3,533



Machinery and equipment:
  Machinery and equipment                                         2,855         2,784
  Less accumulated depreciation                                   2,280         2,172
                                                            ------------ -------------

Net machinery and equipment                                         575           612



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                165           165
  Computer software, less amortization                              524           501
  Excess of cost over net assets of business acquired,
    less amortization                                             1,791         1,825
                                                            ------------ -------------

Total other assets                                                2,480         2,491
                                                            ============ =============

Total assets                                                     $6,575        $6,636
                                                            ============ =============



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                              July 31,    January 31,
                                                               1999          1999
                                                           ------------- -------------
Liabilities and stockholders' equity                        (Unaudited)     (Audited)

Current liabilities:
  Accounts payable                                            $     661    $      366
  Deferred maintenance revenue                                      617           686
  Accrued expenses                                                  379           338
  Billings in excess of cost and estimated earnings               1,171         1,447
  Current portion of long-term debt                                 210           238
                                                            ------------ -------------

Total current liabilities                                         3,038         3,075

Long-term debt, less current portion                                557           731

Stockholders' equity:
 Series B cumulative convertible preferred stock,
   $0.01 par value - authorized  100,000 shares;
   issued and outstanding 318 shares (liquidating
   value $156,020)                                                   73            73
 Common stock, $0.20 par value -authorized
   1,000,000 shares; issued and outstanding 502,470
   shares                                                           100           100
 Additional paid-in capital                                       8,499         8,493
 Accumulated deficit                                            (5,692)        (5,836)
                                                            ------------ -------------

Total stockholders' equity                                        2,980         2,830
                                                            ------------ -------------

Total liabilities and stockholders' equity                    $   6,575   $     6,636
                                                            ============ =============



See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended                  Six Months Ended
                                                            July 31                             July 31
                                                  -----------------------------      ------------------------------
                                                           1999           1998                  1999          1998
                                                  -------------- --------------      ---------------- -------------
Revenues                                                $ 2,114        $ 1,854               $ 4,664       $ 3,367
Cost of Sales                                             1,489          1,229                 3,297         2,311
                                                  -------------- --------------      ---------------- -------------
Gross Margin                                                625            625                 1,367         1,056

Selling expenses                                            217            206                   396           395
Research and development                                    161            132                   350           237
General and administrative expenses                         219            214                   429           401
                                                  -------------- --------------      ---------------- -------------
                                                            597            552                 1,175         1,033
                                                  -------------- --------------      ---------------- -------------
Operating income                                             28             73                   192            23

Interest expense                                             17             33                    37            70
                                                  -------------- --------------      ---------------- -------------
Income (loss) before income tax                              11             40                   155          (47)

Provision for income taxes                                    2              -                    11             -
                                                  -------------- --------------      ---------------- -------------
Net income (loss)                                             9             40                   144          (47)

Preferred dividend requirement                                2              2                     4             4
                                                  -------------- --------------      ---------------- -------------
Income (loss) applicable to common shares                 $   7          $  38                $  140       $  (51)
                                                  ============== ==============      ================ =============

Basic income (loss) per common share                     $ 0.01         $ 0.08                $ 0.28      $ (0.10)
                                                  ============== ==============      ================ =============
Diluted income (loss) per common share                   $ 0.01         $ 0.07                $ 0.28      $ (0.10)
                                                  ============== ==============      ================ =============


         See notes to condensed consolidated financial statements.

                          Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                               Six Months Ended
                                                                   July 31,
                                                            --------------------
                                                                 1999      1998
                                                            ---------- ---------
       Net cash provided (used) by operating activities          (12)      186


       Net cash provided (used) by investing activities         (162)     (127)


       Net cash provided (used) for financing activities        (202)     (110)
                                                            ---------- ---------

       Increase (decrease) in cash                              (376)      (51)
       Cash at beginning of period                               455       471
                                                            ---------- ---------

            Cash at end of period                             $   79    $  420
                                                            ========== =========

     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 1999

Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended July 31, 1999, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 1999, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 1999.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                      Three Months Ended             Six Months Ended
                                                                           July 31                        July 31
                                                                  ---------------------------    --------------------------
                                                                           1999         1998            1999          1998
                                                                  -------------- ------------    ------------ -------------
Numerator (same for basic and dilutive):
Net income (loss)                                                          $  9        $  40           $ 144        $ (47)
Preferred dividend requirement                                                2            2               4             4
                                                                  -------------- ------------    ------------ -------------
Net income (loss) available to common  stockholders                        $  7         $ 38           $ 140        $ (51)
                                                                  ============== ============    ============ =============

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                                   502,470      500,970         502,470       500,970
Dilutive effect of employee stock options                                12,338        9,795           6,332            --
                                                                  -------------- ------------    ------------ -------------
Weighted average shares outstanding and assumed conversions
for dilutive earnings per share                                         514,808      510,765         508,802       500,970
                                                                  ============== ============    ============ =============

Basic income (loss) per share                                             $ .01        $ .08           $ .28       $ (.10)
                                                                  ============== ============    ============ =============
Dilutive income (loss) per share                                          $ .01        $ .07           $ .28       $ (.10)
                                                                  ============== ============    ============ =============

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 and 1,941 in each of periods ended July 31, 1999 and 1998, respectively.

Note C -- CONTINGENCIES

In 1995, Spitz became involved in a dispute in connection with a public bid for the supply of planetarium equipment for an expansion project at a public community college. Spitz's subcontract bid was the lowest submitted and the general contractor for the project allegedly used Spitz's pricing in submitting its total contract bid to the college. After the total contract was awarded to the general contractor, however, the college's architect alleged that Spitz's equipment did not conform to the bid specifications. The bid for the equipment which the architect deemed to be in conformance with the specifications was allegedly approximately $150,000 higher than Spitz's bid. Because the Contractor has been forced to supply the more expensive equipment, it is attempting to recover the $150,000 price differential plus alleged related amounts due to adverse impacts on the project schedule from various parties. At various times, the Contractor has threatened to assert its claim against Spitz because it has been unsuccessful in its attempts to recover its alleged damages from the college or other involved parties. The Company believes the bid specifications, to the extent that they excluded Spitz's equipment, constituted an improper sole-source of equipment which violates competitive bidding laws because the specifications appear to have been copied from a competitor's equipment. The Company also believes that the Spitz equipment meets all of the valid functional requirements in the bid specifications. No lawsuit has been filed against Spitz or the Company and the parties have discussed settling the matter. The Contractor has not communicated any threats to carry out its assertion against Spitz since July 1996, but it has indicated to Spitz that proceedings continue in an effort to recover damages from the other parties involved. The Company believes that it is likely that the parties will reach an agreement to resolve the dispute short of litigation. The Company is unable to estimate a probable outcome and its effect, if any, on Spitz. Accordingly, no liability for the potential claim has been recorded at July 31, 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues in the second quarter and first six months of the fiscal year ended January 31, 2000 (Fiscal 2000) were $2,114,000 and $4,664,000 compared to
$1,854,000 and $3,367,000 in the comparable periods of Fiscal 1999. The increase of $260,000 (14%) for the quarter was due to higher ImmersaVision revenues, which were partially offset by lower dome revenues. The increase of $1,297,000 (39%) for the six-month period resulted from higher revenues from all of the Company's products. ImmersaVision revenues were $286,000 and $760,000 in the first quarter and first six months of Fiscal 200, respectively, compared to no ImmersaVision revenue in Fiscal 1999. The ImmersaVision revenue in Fiscal 2000 was attributable to the two orders received at the end of Fiscal 1999. Revenue from ImmersaVision is expected to continue at this level through Fiscal 2000 and into the following year as work continues on the two current orders as well as other anticipated new sales. Planetarium revenues were $813,000 and $1,553,000 in the second quarter and first six months of Fiscal 2000 compared to $814,000 and $1,184,000 in the comparable periods of Fiscal 1999, a decrease of $1,000 for the quarter and an increase of $369,000 (31%) for the six-month period. For the quarter, planetarium revenues from the sale of systems decreased slightly while revenue from maintenance and parts increased. The increase in planetarium revenues for the six-month period was due to several orders for new and refurbished systems for the educational market booked in fiscal 1999. Planetarium revenues attributable to the sale of maintenance and parts were $330,000 and $628,000 in the second quarter and first six months of Fiscal 2000 compared to $294,000 and $582,000 in the comparable periods of Fiscal 1999, an increase of $36,000 (12%) and $46,000 (8%), respectively. The increase in maintenance and parts revenues was due to higher sales to customers without preventive maintenance agreements as well as the timing of performance on preventive maintenance agreements. Dome revenues were $1,015,000 and $2,351,000 in the second quarter and first six months of Fiscal 2000 compared to $1,040,000 and $2,183,000 in the comparable periods of Fiscal 1999, a decrease of $25,000 (2%) for the quarter and an increase of $168,000 (8%) for the six-month period. The lower dome revenues for the quarter were attributable to the lower revenues from film and military simulator domes, which were partially offset by higher revenues from planetarium and ride simulator domes.

Revenues are expected to continue at higher than historical level for the remainder of Fiscal 2000 as work continues on sales booked through late Fiscal 1999. The backlog of unearned revenue remained healthy by historical comparison at $6,366,000, but declined due to the low bookings of new sales in the first six months of Fiscal 2000. Although bookings were lower than expected, it was not a result of lost orders to competition but rather the delay of decisions by sales prospects. Sales prospects remain strong and the Company still expects significant revenue contributions from ImmersaVision products in future years as the installed base grows and new applications of the product are developed. While revenue levels are expected to continue at historically high levels over the next year, uncertainty in the timing and delivery of sales may cause revenue levels to continue to fluctuate in interim periods.

Gross margins decreased to 29.6% and 29.3% in the second quarter and first six months of Fiscal 2000 compared to 33.7% and 31.4% in the comparable periods of Fiscal 1999. The lower margins were mostly attributable to the ImmersaVision sales, which include many purchased components that command a lower mark-up than the Company's manufactured products. Although the gross margins on ImmersaVision sales are generally lower, significant profits result from the revenue volume generated from the sale of the high cost components. Also, as the Company develops more proprietary technology for ImmersaVision, it expects more sales of higher margin software and integration services to the new markets that open up for ImmersaVision. Otherwise, in Fiscal 2000, margin improvements resulted from volume-related efficiencies and successful efforts on many dome projects. The improved gross margins were also weighed down by expected lower margins on subcontracted work for a special device to rotate a large film theater dome and higher costs related to the first deliveries of a newly updated planetarium system.

Selling expenses increased $11,000 (5%) and $1,000 in the second quarter and first six months of Fiscal 2000 compared to the comparable periods of fiscal 1999 due to greater sales and marketing efforts through the reassignment of personnel and a sales staff addition. The increase resulting from the new sales and marketing activities was partially offset by the reduction of the Fiscal
1999 high use of engineering resources for selling efforts. Research and development expenses increased $29,000 (22%) and $113,000 (48%) in the second quarter and first six months of Fiscal 2000 compared to the comparable periods of Fiscal 1999. The increase in research and development expenses is due to product development efforts to meet delivery obligations for existing ImmersaVision customers as well as continuing research and development of proprietary programming tools for software content development for ImmersaVision, improvements to ImmersaVision subsystems, and improvements to optical planetarium products. General and administrative expenses increased $5,000 (2%) and $28,000 (7%) in the second quarter and the first six months of Fiscal 2000 compared to the comparable periods of Fiscal 1999. General and administrative expenses increased due primarily to the use of professional services for information system improvements and strategic planning. The effect of the increase was less obvious due to a $25,000 charge to account for questionable accounts receivable in fiscal 1999.

Net interest expense amounted to $17,000 and $37,000 in the second quarter and first six months of Fiscal 2000 compared to $33,000 and $70,000 in the comparable periods of Fiscal 1999. The decrease in interest expense was attributable mainly to lower use of the bank line of credit. The $17,000 and $37,000 reported in the first quarter and first six months of Fiscal 2000 consisted of $13,000 and $29,000 paid on bank debt agreements plus $5,000 and $11,000 paid on capital lease obligations, offset by $1,000 and $3,000 of interest income earned on cash invested. The $33,000 and $70,000 reported in the first quarter and first six months of Fiscal 1999 consisted of $26,000 and $54,000 paid on bank debt agreements plus $7,000 and $16,000 paid on capital lease obligations. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for income taxes consists of state income taxes on net income reported through the first six months of Fiscal 2000.

As a result of the above, the Company reported net income of $9,000 and $144,000 in the second quarter and first six months of Fiscal 2000 compared to net income of $40,000 in the second quarter of fiscal 1999 and a net loss of $47,000 for the first six months of Fiscal 1999.

Liquidity and Capital Resources

Net cash used by operating activities was $12,000 in the first six months of Fiscal 2000 compared to $186,000 provided in the first six months of Fiscal 1999. The $12,000 used by operations in the first six months of Fiscal 2000 consisted of $380,000 provided from earnings offset by $392,000 used by changes in operating assets and liabilities. The $186,000 provided by operations in the first six months of Fiscal 1999 consisted of $133,000 provided from earnings plus $53,000 provided from changes in operating assets and liabilities.

In addition to the $12,000 used by operations in the first six months of Fiscal 2000, $202,000 was used for principal payments on revolving credit debt, term debt and capital leases and $162,000 was invested in capital assets. The $186,000 provided by operations in the first six months of Fiscal 1999 was offset by $110,000 of scheduled principal payments on debt obligations and $127,000 invested in capital assets. The net result was a $376,000 reduction in cash balances during the first six months of Fiscal 2000 compared to a reduction of $51,000 during the first six months of Fiscal 1999.

The $162,000 invested in capital assets in the first six months of Fiscal 2000 consisted of $94,000 in computer software and $68,000 of various machinery and equipment additions. Also in the first six months of Fiscal 2000 the installation of a new computer infrastructure began for the purpose of improving the Company's information systems. Initial hardware installation was completed in August 1999 at a cost of approximately $85,000. The Company is financing this cost along with new computer software to be installed in Fiscal 2000 through a capital lease. The $127,000 invested in capital assets in the first six months of Fiscal 1999 consisted of $91,000 of computer software and $36,000 of various machinery and equipment additions. In addition, $32,000 of computer hardware for the development of ImmersaVision software was financed through a capital lease in the first six months of Fiscal 1999.

At July 31, 1999 the balance on the revolving credit note was $75,000 compared to $150,000 at January 31, 1999. This resulted in unused borrowing capacity of $725,000 at July 31, 1999 compared to $650,000 at January 31, 1999. Remaining cash balances of $79,000 at July 31, 1999 compared to $455,000 at January 31, 1999 provided additional liquidity. The next source of liquidity, trade accounts receivable, decreased to $1,585,000 at July 31, 1999 compared to $1,712,000 at January 31, 1999. The demand on liquidity by contracts in progress decreased as billings exceeded revenue recorded by $185,000 at July 31, 1999 compared to $763,000 at January 31, 1999. Contracts in progress at July 31, 1999 will use the other sources of liquidity as performance catches up to the billings through the completion of each project. The payment terms on new contracts remain uncertain and will also affect liquidity.

Total debt at July 31, 1999 was $767,000, a decrease of $202,000 from the $969,000 at January 31, 1999. The decrease resulted from $147,000 of scheduled principal payments on debt and lease obligations and $75,000 in net payments on revolving credit debt.

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

The Company currently uses a combination of mini computer applications, microcomputer applications and manual procedures to account for and manage its business processes. The very unique nature of the Company's business, its small size, and the variety of activities it is involved in, along with past financial constraints, have perpetuated the use of the current systems. The mini computer applications are not currently Year 2000 compliant. Vendors and consultants have proposed year 2000 corrections to the mini computer applications; however, the Company believes that such changes could be costly and uncertain. Improvements in the Company's financial condition, the availability of more affordable technology solutions and anticipated increases in business volume now justify major improvement to the Company's information systems. Therefore, the Company has concluded that it would be better served by an alternative solution. As part of this wider objective to improve its information systems, the Company has evaluated its overall data processing resources and plans to make substantial changes in the fiscal year ending January 31, 2000. In this process, the Company has selected new products that are Year 2000 compliant. The Company has completed an analysis of its business processes and requirements, which were matched to the capabilities of available enterprise software products. A list of enterprise software products best suited for the Company's business was compiled and a determination was made on the basic computer infrastructure required to run the list of software products. Installation of the new computer infrastructure was completed in August 1999 at an initial cost of $82,000. An enterprise software system has been selected after an evaluation of several products, which will require additional computer hardware installed in September 1999 at a cost of approximately $40,000. Installation and implementation of the enterprise software is being planned to take place in phases over the next year with the objective of replacing critical applications which rely on date sensitive applications of the current mini computer system by the end of 1999. Cost of the enterprise software, installation and implementation is estimated at $300,000. The cost will be capitalized and funded through operating cash flow and leasing of computer hardware and software.

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

As a contingency plan, in the event that all of the necessary changes are not completed by the Year 2000, the portions of the operations that rely on date sensitive data can be accommodated by manual procedures and date adjustments to selective existing software applications. The Company believes this contingency plan could be accomplished without a material interruption to the Company's business.

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

   27    Financial Data Schedules


(b) The Registrant did not file any reports on Form 8-K during the three months ended July 31, 1999.



                                    SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date:  September 14, 1999                Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer