Form 10KSB
period 2000-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2000-04-28
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2000

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -------------

                  Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

              Delaware                                 22-2328806
      (State or Other Jurisdiction                   (I.R.S. Employer
    of Incorporation or Organization)             Identification Number)



          Post Office Box 198                            19317
               U.S. Route 1                            (Zip Code)
        Chadds Ford, Pennsylvania
         (Address of principal
           executive offices)

Issuer's telephone number (610) 459-5200

Securities Registered Pursuant to Section 12(b) of the Exchange Act:   None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

                                  Common Stock
                           ($0.20 par value per share)
                                (Title of class)

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   YES     X        NO
                         -------         -------

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB. (    )

         The Issuer's revenues for the fiscal year January 31, 2000, were $10,212,000.

         The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 31, 2000 was approximately $364,386 based on the average of bid and asked price of these shares. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

         As of March 31, 2000, 456,760 shares of Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

The issuer's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2000, is incorporated by reference into Part III of this Form 10-KSB.

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

Narrative Description of Business

Products

Video projector systems

In 1997 Spitz introduced ImmersaVision(TM), a new line of video projector products. ImmersaVision uses the latest advances in video projection and desktop video graphics combined with other panoramic visual displays and sound effects in dome theaters to create an immersive virtual reality experience. Markets targeted include existing and new planetarium theaters and various other applications that will benefit from immersive multi-media displays for wide audiences. ElectricSky(TM) is an ImmersaVision system configured for dome theaters in the Planetarium market and other special applications. ElectricHorizon(TM) is an ImmersaVision system configured for immersive video theaters using wide curved projection screens. All ImmersaVision products can be configured for interactive virtual reality applications. Through the end of the Company's fiscal year ended January 31, 2000, two ElectricSky systems were installed and are currently operating, and several more systems are scheduled for installation during fiscal 2001. The ElectricSky systems are being sold and marketed to both tourist attractions and science museums. Spitz has also delivered an ElectricHorizon System for a temporary exhibit at a domestic science museum. The temporary ElectricHorizon exhibit was owned and funded by Spitz and various suppliers of the hardware and software content for the purpose of demonstration. At the end of the exhibit, the ElectricHorizon components were dismantled and returned to the various owners. Spitz has not yet sold an ElectricHorizon system but there are several sales prospects that are expected to make order decisions within the next year. In addition, Spitz has entered into a joint venture agreement to participate in the development and ownership of a new ElectricHorizon theater for a tourist attraction. It is not unusual in the markets targeted by Spitz for the sales cycle from planning through vender selection to take a year or more.

Planetarium projector systems

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

Domed Structures

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

Materials and Supplies

ImmersaVision systems, Planetarium systems and domes are manufactured and assembled from standard metal materials, complex electronic components and computer controls. The majority of the components are standard but some are custom made by vendors at the direction of Spitz. The components, as well as the metal materials, are readily available from numerous supply sources.

Patents and Licenses

Spitz has relied principally on a combination of contracts and trade secrets to protect its proprietary interests in its production processes and its business. None of the products currently sold by Spitz are protected by patents. As new products are developed, Spitz plans to evaluate the feasibility of patents to protect its new inventions.

Principal Customers

During fiscal 2000, revenues of $4,656,000 (46% of total revenues) were derived from sales to the five largest customers. Revenue from one customer accounted for 15% of total revenues. Revenue from another customer accounted for 10% of total revenues. Users of Spitz's products normally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales to new projects or replacement of or enhancement to existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to their customers as opposed to Spitz selling directly to the end user. Also, the large aerospace companies typically buy domed projection screens from Spitz for inclusion in military training systems sold to their customers. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.

Competition

While Spitz believes that it is the world's leading producer of planetarium systems and domed projection screens, its business is competitive. Management estimates that there are one domestic and four foreign competitors that manufacture competing planetarium systems. Competition is evolving for ImmersaVision from existing planetarium competitors and other suppliers of virtual reality display mediums resulting in two known domestic and one known foreign competitor. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets. The many competitive factors influencing the markets for Spitz's products include price, performance, customer preferences, design and integration support, and service capabilities.

Spitz is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater, including the projection system, sound, lighting, computer control system and domed projection screen. Years of involvement in the design of domed theater systems for many different applications and dome market distribution channels provide Spitz competitive strength in the markets targeted by ImmersaVision. As a single source, capable of integrating all of the equipment in the theater from the screen through show production, Spitz attracts customers who are unwilling to take on such complex tasks. Also, Spitz is developing proprietary programming tools while maintaining strong compatibility with various formats to keep a competitive advantage in ImmersaVision markets. The Company believes that Spitz's long history and proven performance as the supplier of the vast majority of the world's domed projection screens are also competitive strengths.

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

$820,000 in fiscal 2000 and $521,000 in fiscal 1999.

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

Employees

At January 31, 2000, the Company and Spitz had 62 permanent employees, of whom 55 were employed full time.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 2000.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

Market Information for Common Stock

The principal market on which the Company's Common Stock is traded is the Over the Counter market. Various market dealers make the market of the Company's stock and trades are made through the OTC Bulletin Board. The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal 2000 and 1999. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.


                              Fiscal 2000     Fiscal    1999
                          ------------------ -----------------
                             High      Low      High     Low
                          -------- --------- -------- --------
         First Quarter      $3.75     $1.50    $5.75    $2.88
         Second Quarter      5.75      2.75     4.38     3.00
         Third Quarter       2.94      2.25     3.05     1.75
         Fourth Quarter      4.00      1.38     1.75     1.50

Holders

At March 31, 2000, there were approximately 100 holders of record of common stock.

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

Preferred  Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred B") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2000, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred B amounted to $80,891. The Preferred B shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $254 per share. The 318 shares of Series B Preferred are convertible into 1,871 shares of the Company's common stock.

            ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 2000.


                                                               Percentage
                                                                 Change
                                      Year ended January 31,      2000
                                     ------------------------      vs.
                                        2000         1999         1999
                                   --------------------------- -----------
      Revenues                         100.0%       100.0%        36.0%
      Cost of sales                      69.9         69.2         37.4
      Gross margin                       30.1         30.8         32.9
      Selling expenses                    7.6          9.9          4.3
      Research and development            8.0          6.9         57.4
      General and administrative          8.5         10.7          7.9
      Operating income                    6.0          3.3        149.2
      Interest expense                    0.9          1.6       (23.6)
      Income before income taxes          5.1          1.6        322.0
      Income taxes - current              0.3          0.2        235.7
      Deferred tax benefit              (3.6)            -            *
      Extraordinary gain                    -            -            *
      Net Income                          8.4          1.5        737.6


-----------

* Not meaningful
                                                    -----------

Revenues in the year ended January 31, 2000 (fiscal 2000) were $10,212,000 compared to $7,509,000 in the year ended January 31, 1999 (fiscal 1999), an increase of $2,703,000 (36%). The increase was primarily due to ImmersaVision and dome sales. ImmersaVision revenue for fiscal 2000 was $1,643,000 compared to $273,00 for fiscal 1999, an increase of $1,370,000. The ImmersaVision revenue in fiscal 2000 was attributable to the completion and installation of an ElectricSky system for a major domestic science center and the commencement of work on two ElectricSky systems scheduled for installation in Europe in fiscal 2001. More significant revenue from ImmersaVision is expected in fiscal 2001 as work intensifies on scheduled installations as well as other anticipated new sales. Dome revenues were $5,510,000 in fiscal 2000 compared to $4,259,000 in fiscal 1999, an increase of $1,251,000. The increase in dome revenues was attributable to higher revenue from ride simulation attractions, planetarium domes, and the sale of a special theater dome to a major European automobile maker for use in a visitor center. Otherwise, dome revenues from film theaters and military training simulators decreased. Planetarium revenues were $3,059,000 in fiscal 2000 compared to $2,977,000 in fiscal 1999, an increase of $82,000. Planetarium revenue from the sale of refurbished systems for the educational market increased while revenue from new systems decreased. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $1,286,000 in fiscal 2000 compared to $1,207,000 in fiscal 1999, an increase of $79,000. The increase in maintenance and parts revenues was due mostly to higher sales of parts and paid service visits to customers without preventive maintenance agreements.

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

The backlog of unearned revenue as of January 31, 2000 was approximately $7,200,000, all of which is scheduled to be earned in fiscal 2001. In addition, the Company has booked, or is in negotiation to book, approximately $7,650,000 of new sales orders of which approximately 70% is expected to be completed in fiscal 2001. The Company expects increasing revenue contributions from
ImmersaVision products in future years as the installed base grows and new applications of the product are developed. Research and development efforts will continue with the goal being to promote the creation of software content and new applications for ImmersaVision that will enhance existing products and provide entry into new entertainment and other commercial markets. While revenue levels are expected to increase over the next year, uncertainty in the timing and delivery of new sales are expected to cause revenue levels to continue to fluctuate in interim periods.

Gross margins remained relevantly constant at 30.1% in fiscal 2000 compared to 30.8% in fiscal 1999. Volume related efficiencies improved strong gross margins on domes, while gross margins on planetarium and ImmersaVision revenue lagged. Low planetarium margins continued due to pricing and cost pressures on new projector systems. Selling expenses increased $32,000 (4%) in fiscal 2000, as staffing additions and organizational changes replaced higher levels of engineering resources devoted to sales and marketing activities in prior years. Selling expenses in fiscal 2001 are expected to be at current or increasing levels as marketing efforts on ImmersaVision continue to demand significant resource commitments. Research and development expenses increased $299,000 (57%) in fiscal 2000. The increase in research and development expenses was due to modifications and improvements of ImmersaVision products to fulfill customer requirements, the continued creation of proprietary programming tools for software content development for ImmersaVision, and improvements to optical planetarium products. Research and development efforts are expected to continue at increasing levels in future periods. General and administrative expenses increased $63,000 (8%) in fiscal 2000 primarily due to inflationary increases and cost related to improvements to the Company's management information systems.

Net interest expense amounted to $94,000 in 2000 compared to $123,000 in fiscal 1999. The $94,000 reported in fiscal 2000 consisted of $63,000 paid on bank debt plus $35,000 paid on capital lease obligations offset by $4,000 of interest income earned on cash invested. The $123,000 reported in fiscal 1999 consisted of $93,000 paid on bank debt plus $31,000 paid on capital lease obligations offset by $1,000 of interest income earned on cash invested.

The Company paid no federal income taxes in fiscal 2000 or fiscal 1999 as federal taxable income was offset by the utilization of net operating loss carryforwards. Income tax expense - current consists of state income taxes of $33,000 and $14,000 in fiscal 2000 and fiscal 1999, respectively. In prior years, uncertainty of future profits prevented the Company from recording any tax benefit associated with the net operating loss carryforwards. Because of recent improved performance and the outlook for fiscal 2001, the Company recorded a deferred tax asset of $368,000 in anticipation of future utilization of the net operating loss carryforwards. This resulted in a $368,000 deferred tax benefit recorded in fiscal year 2000. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future resulting in the payment of no federal income taxes. However, deferred tax expense is expected in future years. The Company expects to continue to incur state income taxes in future years.

As a result of the above, the Company reported net income of $854,000 in fiscal 2000 compared to net income of $109,000 in fiscal 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company funds its continuing operations primarily by cash provided from operating activities. The Company also uses a revolving credit contract to fund its working capital requirements. The Company usually receives progress payments under the terms of its customer contracts. Payments are typically based on the completion of various chronological, production and installation milestones. Timing and the level of progress payments vary among contracts depending upon many factors. The cumulative progress payments can be more or less than the cost and estimated earnings recognized on a contract during the period of performance. The nature and timing of progress payments can cause cash flow from operations to fluctuate from period to period. Some customer contracts require the Company to provide standby letters of credit as performance security.

Net cash provided by operating activities was $257,000 in fiscal 2000, compared to $956,000 in fiscal 1999. The Company's $854,000 of net income in fiscal 2000 only produced $257,000 of net cash due to operating activities due to the effects of $720,000 of cash used by changes in operating assets and liabilities, net, offset in part by $123,000 (net) of non-cash charges to net income. By way of comparison, in fiscal 1999 the Company had $956,000 of net cash provided by operating activities from $109,000 of net income, due to the effects of $429,000 of cash generated from changes in operating assets and liabilities, net, and $418,000 of non-cash charges to net income. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from year to year to remain both material and variable.

The $257,000 provided by operations in fiscal 2000 was offset by $523,000 invested in capital additions and $82,000 used by financing activities. Financing activities included payments of $121,000 on capital leases and monthly principal payments on the bank term note of $166,000 offset by net proceeds of $205,000 on the revolving credit note. Non cash financing transactions in fiscal 2000 consist of $315,000 of machinery and equipment acquired through capital leases.

Of the $956,000 provided by operations in fiscal 1999, $310,000 was invested in capital additions and financing activities used $662,000. Financing activities included net pay downs of $450,000 on the revolving credit note, payments of $83,000 on capital leases, and monthly principal payments on the bank term note of $129,000. Non cash financing transactions in fiscal 2000 consist of $32,000 of computer equipment acquired through capital leases.

Total debt at January 31, 2000 was $1,202,000, an increase of $233,000 from $969,000 at January 31, 1999. In summary, the increase resulted from $205,000 of net proceeds on the revolving credit note plus new capital lease obligations of $315,000 offset by $166,000 of scheduled payments applied to term debt and $121,000 of payments applied to capital lease obligations.

Capital additions consisting of the purchase and fabrication of machinery and equipment and the development of computer software amounted to $838,000 ($315,000 by capital lease) and $342,000 ($32,000 by capital lease), in 2000 and 1999, respectively. Cost of computer software developed to automate and integrate the control and show production process of ImmersaVision into a theater environment with other products amounted to $309,000 and $233,000 in 2000 and 1999, respectively. Future opportunities from ImmersaVision are expected to require continual investments in hardware and software in order to benefit from advancing technologies. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes. The Company will continue to finance capital investments through operations and external debt sources.

At January 31, 2000 there was a $355,000 balance on the revolving credit note compared to $150,000 at January 31, 1999. This resulted in unused borrowing capacity of $445,000 at January 31, 2000 compared to $650,000 at January 31, 1999. Cash balances of $109,000 provided additional liquidity at January 31, 2000 compared to $455,000 at January 31, 1999. The next source of liquidity, accounts receivable, increased to $2,173,000 at January 31, 2000 compared to $1,712,000 at January 31, 1999. This resulted in an $80,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at January 31, 2000 compared to January 31, 1999. The decrease is noteworthy considering the increased customer contract volume and a significant increase of $677,000 in accounts payable obligations. Contributing to the decrease in liquidity available from cash, borrowing capacity and accounts receivable was a $709,000 reduction in funding from contracts in progress as billings exceeded revenue recorded by only $54,000 at January 31, 2000 compared to $763,000 at

January 31, 1999. This illustrates the previous discussion of the effect of customer progress payments on cash flow. Contracts in progress used cash during fiscal 2000 as performance through the completion of each project caught up to the advanced billings at January 31, 1999. Although advance billings on contracts in progress at January 31, 2000 are minimal compared to the prior year, contracts in progress are still expected to absorb liquidity during fiscal 2001. This will continue to pressure liquidity. The payment terms on many of the large prospective contracts remain uncertain and advance payments from customers appear unlikely in the immediate future. The Company's bank has recently notified the Company of its intention to increase the borrowing limit under the revolving credit agreement to $1,100,000 to provide additional liquidity for the growth of the business.

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

YEAR 2000 IMPACT AND MANAGEMENT INFORMATION SYSTEMS

The Year 2000 Issue is the result of older computer programs being unable to distinguish between the year 1900 and 2000. This could have resulted in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, or engage in similar normal business activities. In 1999 the Company began to make changes to its computer systems in order to prepare for the year 2000 and improve management information systems.

The Company has used a combination of mini computer applications, microcomputer applications and manual procedures to account for and manage its business processes. The very unique nature of the Company's business, its small size, and the variety of activities it is involved in, along with past financial constraints, have perpetuated the use of the current systems. Improvements in the Company's financial condition, the availability of more affordable technology solutions and anticipated increases in business volume now justify major improvement to the Company's information systems. Therefore, the Company concluded that it would be better served by an alternative solution. As part of the objective to improve its information systems, the Company evaluated its overall data processing resources and made substantial changes in the fiscal year ending January 31, 2000. In this process, the Company selected new products that are Year 2000 compliant. The Company completed an analysis of its business processes and requirements, which were matched to the capabilities of available enterprise software products. A list of enterprise software products best suited for the Company's business was compiled and a determination was made on the basic computer infrastructure required to run the list of software products. Installation of the new computer infrastructure was completed in August 1999 at an initial cost of $82,000. An enterprise software system was selected after an evaluation of several products, which required additional computer hardware installed in September 1999 at a cost of approximately $40,000. Cost of the enterprise software, installation and implementation is estimated at $300,000. The cost is being capitalized and funded through operating cash flow and leasing of computer hardware and software. Implementation of the enterprise software is in process and is scheduled for completion during fiscal 2001. The first phase of the implementation, which replaced critical financial applications, was completed on December 1, 1999. In addition, modifications have been made to certain date sensitive applications of the current minicomputer system in order to ensure that other critical business processes continue through the completion of the implementation of the new enterprise software.

The Company experienced no failures of its information systems, products and experienced no interruption in service nor any delivery delays from suppliers at the turn of the century, and continued to experience no errors, delays or interruptions throughout the first quarter of fiscal 2001.

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

Report of Independent Auditors



To the Stockholders and
the Board of Directors
Transnational Industries, Inc.
Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheet of Transnational Industries, Inc. as of January 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                       STOCKTON BATES, LLP



Philadelphia, Pennsylvania
April 18, 2000

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                         January 31,
                                                                 ------------- -------------
                                                                         2000          1999
                                                                 ------------- -------------

Assets

Current Assets:
  Cash                                                              $     107      $    455
  Accounts receivable                                                   2,173         1,712
  Inventories                                                           1,716         1,281
  Deferred taxes                                                          368             -
  Other current assets                                                    149            85
                                                                 ------------- -------------

Total current assets                                                    4,513         3,533



Machinery and equipment:
  Machinery and equipment                                             $ 2,838       $ 2,309
  Less accumulated depreciation                                         1,932         1,697
                                                                 ------------- -------------

Net machinery and equipment                                               906           612



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (2000--$1,181; 1999--$1,141)                          55           165
  Computer software, less amortization                                    674           501
  Excess of cost over net assets of business acquired,
    less amortization                                                   1,757         1,825
                                                                 ------------- -------------

Total other assets                                                      2,486         2,491
                                                                 ------------- -------------

Total assets                                                        $   7,905         6,636
                                                                 ============= =============

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                       January 31,
                                                                 ------------- -------------
                                                                     2000          1999
                                                                 ------------- -------------

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                                   $1,043         $ 366
  Deferred maintenance revenue                                          751           686
  Accrued expenses                                                      398           338
  Billings in excess of cost and estimated earnings                     815         1,447
  Current portion of long-term debt                                     323           238
                                                                 ------------- -------------

Total current liabilities                                             3,330         3,075

Long-term debt, less current portion                                    879           731


Stockholders' equity:
  Series B cumulative  convertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 318 shares
  (liquidating value $160,391)                                           73            73
 Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 502,470                      100           100
 Additional paid-in capital                                           8,505         8,493
 Accumulated deficit                                                 (4,982)       (5,836)
                                                                 ------------- -------------

Total stockholders' equity                                            3,696         2,830
                                                                 ------------- -------------

Total liabilities and stockholders' equity                          $ 7,905       $ 6,636
                                                                 ============= =============


See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                               Year ended January 31,
                                               -----------------------
                                                     2000        1999
                                               ----------- -----------

Revenues                                          $10,212      $7,509
Cost of sales                                       7,137       5,195
                                               ----------- -----------
Gross margin                                        3,075       2,314

Selling expenses                                      779         747
Research and development                              820         521
General and administrative expenses                   863         800
                                               ----------- -----------
                                                    2,462       2,068
                                               ----------- -----------
Operating Income                                      613         246

Interest expense, net                                  94         123
                                               ----------- -----------
Income before income taxes                            519         123

Income tax expense - current                           33          14
Income tax benefit  - deferred                       (368)
                                               ----------- -----------

Net income                                            854         109

Preferred dividend requirement                          8           8
                                               ----------- -----------
Income applicable to common shares               $    846    $    101
                                               =========== ===========

Basic earnings per common share                  $   1.68    $    .20
                                               =========== ===========
Diluted earnings per common share                $   1.65    $    .20
                                               =========== ===========


See notes to consolidated financial statements.

                         Transnational Industries, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)



                                                 Preferred Stock     Common           Additional          Accumulated
                                                     Series B         Stock        Paid in Capital          Deficit
                                               ------------------ -------------- --------------------- -------------------
Balance at January 31, 1998                                 $ 76          $ 100               $ 8,479           $ (5,945)

Conversion of Preferred
Stock to  Common Stock                                       (3)                                    3


Compensation from stock options                                                                    11

Net Income                                                                                                           109
                                               ------------------ -------------- --------------------- -------------------
Balance at January 31, 1999                                 $ 73          $ 100               $ 8,493           $ (5,836)


Compensation from stock options                                                                    12

Net Income                                                                                                           854
                                                ------------------ -------------- --------------------- -------------------
Balance at January 31, 2000                                 $ 73          $ 100               $ 8,505           $ (4,982)
                                               ================== ============== ===================== ===================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                                 Year ended January 31,
                                                                            ----------------- ---------------
                                                                                        2000            1999
                                                                            ----------------- ---------------
Operating activities
Net income                                                                             $ 854           $ 109
Adjustments to reconcile net income to net cash provided
by operating activities:
    Deferred taxes                                                                      (368)
    Depreciation and amortization                                                        439             367
    Provision for obsolescence                                                            40              40
    Compensation from stock options                                                       12              11
    Changes in operating assets and liabilities, net:
        Accounts receivable                                                             (461)           (975)
        Inventories                                                                     (288)            162
        Other current assets                                                             (64)             50
        Cost and estimated earnings on contracts net of billings                        (709)          1,135
        Accounts payable                                                                 677            (102)
        Accrued expenses                                                                 125             159
                                                                            ----------------- ---------------
Net cash provided by operating activities                                                257             956
                                                                            ----------------- ---------------

Investing activities
Capital expenditures                                                                    (523)           (310)
                                                                            ----------------- ---------------
Net cash used by investing activities                                                   (523)           (310)
                                                                            ----------------- ---------------

Financing activities
Proceeds from revolving line of credit                                                 1,115             200
Payments on revolving line of credit                                                    (910)           (650)
Payments on capital leases                                                              (121)            (83)
Scheduled payments on long term debt                                                    (166)           (129)
                                                                            ----------------- ---------------
Net cash used by financing activities                                                    (82)           (662)
                                                                            ----------------- ---------------

Decrease in cash                                                                        (348)            (16)
Cash at beginning of year                                                                455             471
                                                                            ----------------- ---------------
Cash at end of year                                                                    $ 107           $ 455
                                                                            ================= ===============


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

Computer Software

Computer software consists of costs of developing software products for automated control systems and show production tools sold with projection systems. Costs are amortized over the estimated sale of units not to exceed a period of 10 years. Amortization of costs related to computer software products held for sale amounted to $107,000 and $37,000 in fiscal 2000 and fiscal 1999, respectively.

Excess of Cost Over Net Assets of Business Acquired

The excess of cost over net assets of business acquired is amortized on the straight-line basis over forty years. The Company continually evaluates the carrying amount of this asset. Accumulated amortization of excess of cost over net assets of business acquired amounted to $991,000 and $924,000 at January 31, 2000 and 1999, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                                         Year ended January 31,
                                                                               --------------------------------------
                                                                                              2000               1999
                                                                               ------------------- ------------------

Numerator (same for basic and dilutive):
        Net income                                                                           $ 854             $  109
        Preferred dividend requirement                                                           8                  8
                                                                               ------------------- ------------------
        Net income available to common  stockholders                                        $  846             $  101
                                                                               =================== ==================
Denominator:
        Weighted average shares outstanding for basic earnings per
        share                                                                              502,470            501,720
        Dilutive effect of employee stock options                                           10,157              6,393
                                                                               ------------------- ------------------
        Weighted average shares outstanding and assumed
        conversions for dilutive earnings per share                                        512,627            508,113
                                                                               =================== ==================

Basic earnings per share                                                                   $  1.68             $  .20
                                                                               =================== ==================
Diluted earnings per share:                                                                $  1.65             $  .20
                                                                               =================== ==================

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 shares in fiscal year 2000 and 1,906 shares in fiscal 1999.

2.             Inventories

Inventories consist of (in thousands):


                                                                                      January 31,
                                                                           --------------------------------
                                                                                      2000            1999
                                                                           ---------------- ---------------
Raw materials, parts, and subassemblies                                              $ 935           $ 735
Work-in-process                                                                         75              27
Cost and estimated earnings in excess of billings                                      761             684
                                                                           ---------------- ---------------
Total inventories                                                                    1,771           1,446
Repairs and maintenance inventories recorded with other assets                          55             165
                                                                           ---------------- ---------------
Inventory recorded within current assets                                            $1,716          $1,281
                                                                           ================ ===============


3.  Costs and Estimated Earnings on Contracts in Progress

Costs and estimated earnings on contracts in progress consist of:


                                                                                       January 31,
                                                                            ---------------------------------
                                                                                        2000            1999
                                                                            ----------------- ---------------
Costs incurred on contracts in progress                                              $ 4.680         $ 3,358
Estimated earnings                                                                     1,828           1,408
                                                                            ----------------- ---------------
Total costs and estimated earnings on contracts in progress                            6,508           4,766
Less billings to date                                                                 (6,562)         (5,529)
                                                                            ----------------- ---------------
Total costs and estimated earnings on contracts in progress net of
 Billings                                                                              $ (54)         $ (763)
                                                                            ================= ===============


Included in the accompanying balance sheet or footnotes under the following captions:


                                                                                        January 31,
                                                                             --------------------------------
                                                                                        2000            1999
                                                                            ---------------- ---------------
Costs and estimated earnings in excess of billings recorded
With inventory                                                                         $ 761          $  684
Billings in excess of costs and estimated earnings recorded with
Liabilities                                                                             (815)         (1,447)
                                                                             ---------------- ---------------
Total costs and estimated earnings on contracts in progress net of
Billings                                                                               $ (54)         $ (763)
                                                                             ================ ===============


4. Debt

Current and long term debt consists of (in thousands):


                                                                                           January 31,
                                                                                  --------------- ---------------
                                                                                            2000            1999
                                                                                  --------------- ---------------
   Capitalized lease obligations (Note 6)                                                   $396            $200

   Revolving credit note payable to First Keystone Federal Savings Bank, due
   July 1, 2002 with monthly interest at 2% over prime                                       355             150

   Term note payable to First Keystone  Federal  Savings Bank,  payable in equal monthly installments of $17,122 including interest at 9.25% through July 1,
   2002                                                                                      451             619
                                                                                  --------------- ---------------
   Total debt                                                                              1,202             969

   Less current portion                                                                      323             238
                                                                                  --------------- ---------------
   Long term debt, less current portion                                                     $879            $731
                                                                                  =============== ===============

The balance on the term note payable to First Keystone Federal Savings Bank (First Keystone) represents the balance due on an $820,000 note issued to the Company's primary lender on June 12, 1997. The note is payable jointly by the Company and Spitz with interest at 9.25% over five years in equal monthly installments of $17,122. The balance on the revolving credit note payable to First Keystone represents the balance due under an $800,000 Revolving Credit Agreement executed on June 12, 1997. The Revolving Credit Note is also jointly payable by the Company and Spitz, requires monthly interest payments at prime plus 2% and matures on July 1, 2002. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $800,000 resulting in unused borrowing capacity of $445,000 at January 31, 2000. The debt agreements with First Keystone are secured by virtually all of the Company's assets and require the maintenance of certain financial covenants.

5.  Preferred Stock

The holders of the Series B Cumulative Convertible Preferred Stock (Preferred) are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2000, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred amounted to $80,891. The Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $254 per share. The 318 shares of Preferred are convertible, at the option of the holders thereof, into 1,871 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

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

6.  Leases

Spitz leases its office and production facilities under an operating lease. Total rent expense under the lease amounted to $262,200 and $257,025 in fiscal years 2000 and 1999, respectively. The current term under the lease, which commenced May 1, 1998, is for a period of eight years. Upon expiration of the current term on April 30, 2006, the lease provides Spitz with a renewal option for an additional eight years. Annual rent is $262,200 through the first five years of the current eight-year term. Rent for the remaining three years and the optional renewal term will be escalated based on the Consumer Price Index. Minimum rental commitments under the operating lease are as follows for the fiscal years ended: 2001 through 2006 -- $262,200; 2007 $65,550.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows (in thousands):


                                                          January 31,
                                                --------------------------------
                                                            2000           1999
                                                ----------------- --------------
    Machinery and equipment                                $ 583          $ 357
    Less accumulated depreciation                            148            143
                                                ----------------- --------------
    Net book value                                         $ 435          $ 214
                                                ================= ==============

The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases at rates ranging from 11.8% to 12.8%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 2000, are as follows (in thousands):

                                                Fiscal 2001       $  192
                                                Fiscal 2002          181
                                                Fiscal 2003           86
                                                Fiscal 2004            -
                                                Fiscal 2005            -
                                                              -----------
Total payments
                                                                     459
Less amount representing interest
                                                                      63
                                                              -----------
Present value of capital lease obligations
                                                                     396
Less current portion
                                                                     153
                                                              -----------
Long term obligation                                               $ 243
                                                              ===========

7.  Stock Compensation Plan

Under the 1995 Stock Option and Performance Incentive Plan, the Company may grant stock options, stock appreciate rights or shares aggregating up to 100,000 shares of the Company's common stock to employees of the Company and Spitz. On May 20, 1996, 10,500 stock options were granted to certain management employees at an exercise price of $2.25, the market price of the Company's common stock on the grant date. On July 8, 1997, 39,500 stock options were granted to certain management and other employees at an exercise price of $2.50. The market price of the Company's common stock on July 8, 1997 was $3.63. The options vest ratably over four years from the date of grant and expire ten years from the date of grant. The following table summarizes the activity:



                                                                       Fiscal year ended January 31,
                                                        -----------------------------------------------------------
                                                                     2000                            1999
                                                        -----------------------------  ----------------------------
                                                                         Weighted                      Weighted
                                                           Number         Average        Number        Average
                                                          Of shares      exercise       of shares   exercise price
                                                                           price
                                                        -------------- --------------  ------------ ---------------

Options outstanding at beginning of period                 50,000         $ 2.45         50,000         $ 2.45

Options granted                                              --                            --
                                                        --------------                 ------------

Options outstanding at end of period                       50,000         $ 2.45         50,000         $ 2.45
                                                        ==============                 ============

Options exercisable at end of period                       27,625         $ 2.43         15,125         $ 2.41
                                                        ==============                 ============

The weighted average remaining contractual life of the 50,000 outstanding stock options at January 31, 2000 is 7.2 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement No. 123 (FAS 123) requires the use of option valuation models that, in management's opinion, do not necessarily provide a reliable measure of the value of its employee stock options. Under APB 25, compensation is measured under the intrinsic value method at the grant date and recorded ratably over the vesting period. Intrinsic value is measured by the difference between the option exercise price and the market price of the underlying stock at the grant date for the options granted by the Company. The options granted in July 1997 had an exercise price ($2.50) below market value ($3.63) at the grant date. As a result, compensation expense from stock options, in accordance with APB 25, amounted to $11,102 in each of fiscal years 2000 and 1999.

Pro forma information regarding net income and earnings per share is required under FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for the options granted was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk free interest rate 6%; dividend yield 0%, expected volatility of 40%; and a weighted average expected life of 7.62 years. Under FAS 123 the estimated fair value of the options is amortized to expense over the vesting period.

The following pro forma information reflects net income and earnings per share had the Company accounted for the employee stock options under FAS 123 (in thousands except per share data):



                                                                   Year ended January 31,
                                                                 --------------------------
                                                                          2000        1999
                                                                 -------------- -----------

           Net income                              As reported           $ 854       $ 109
                                                   Pro forma               831          94

           Basic earnings per common share         As reported            1.68         .20
                                                   Pro forma              1.65         .17

           Diluted earnings per common share       As reported            1.65         .20
                                                   Pro forma              1.64         .17


8.  Profit Sharing Plan

The Company has a funded profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the accounts of participants. Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $76,000 and $71,000 in fiscal 2000 and 1999, respectively.

9. Income Taxes

Current income tax expense for 2000 and 1999 consists of applicable state income taxes on the income before taxes of Spitz. Current federal income taxes for both 2000 and 1999 have been eliminated by the utilization of federal net operating loss carryforwards.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. Significant components of the Company's net deferred tax at January 31, 2000 and 1999 are as follows: (in thousands)


                                                              January 31,
                                                    -------------------------------
                                                             2000             1999
                                                    -------------- ----------------
         Net operating loss carryforwards                 $ 3,970          $ 4,477
         Obsolescence reserve                                 401              388
                                                    -------------- ----------------
         Net deferred tax assets                             4371             4865
         Valuation allowance                               (4,003)           (4865)
                                                    -------------- ----------------
         Deferred income tax, net                          $  368            $   0
                                                    ============== ================

The valuation allowance is intended to represent the corresponding amount of deferred tax assets which may not be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance which may be required if circumstances change regarding the utilization of the deferred tax assets in future periods. The valuation allowance did not remain equal to the net deferred tax asset for the 2000 tax year because it is felt that it is more likely than not that taxable income will result from the Company's current backlog and the Company will utilize the tax benefit related to net operating loss utilization in the near term.

At January 31, 2000, the Company had investment tax credit carryforwards of $126,000 expiring in 2000 through 2002 and a net operating loss carryforwards for tax purposes of $11,678,000 expiring 2012 through 2014. For financial reporting purposes, the net operating loss carryforward in 2000 is approximately $13,739,000. The difference relates to the nondeductible reserve for inventory valuation not recognized for tax purposes. The net operating loss carryforward was reduced by approximately $729,000 and $334,000 from the utilization of a net operating loss deduction in 2000 and 1999, respectively. The Internal Revenue Service has not examined the Company tax returns during the years in which the net operating losses were generated or since that time. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.

10. Financial Instruments

Risk Management

Spitz's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to customers in the ordinary course of business but the Company usually receives progress payments under the terms of its customer contracts. Additionally, letters of credit are often arranged to secure payment from international customers.

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

11.  Supplemental Cash Flow Information

Non cash financing  transactions  consist of machinery and equipment of $315,000
and  $32,000   acquired   through  capital  leases  in  fiscal  2000  and  1999,
respectively.

Interest paid on debt including capital lease obligations amounted to $98,000 in Fiscal 2000 and $124,000 in Fiscal 1999. The Company paid no federal income taxes in Fiscal 2000 and 1999.

12.  Significant Customers and Geographic Information

In fiscal year 2000, one customer accounted for 15.2% and another customer accounted for 10.1% of total revenue. In fiscal year 1999, no single customer accounted for more than 10% of total revenue. Export revenues by geographic area for the years ended January 31 consist of (in thousands):


                                                       Year ended January 31,
                                                 -----------------------------------
                                                             2000              1999
                                                 ----------------- -----------------
                 Canada                                     $   7             $   3
                 South America                                  -                43
                 Europe                                     2,366               942
                 Middle East                                    5                22
                 Far East                                     710               263
                                                 ----------------- -----------------
                 Total export revenues                    $ 3,088            $1,273
                                                 ================= =================


13.  Subsequent Event - Purchase of Common Stock

In February 2000, the Company completed a transaction whereby it purchased 45,710 shares of its common stock, consisting of all of the shares of a single shareholder, for cash of $3 per share or a total of $137,310. Such shares are to be held in treasury reducing the number of common shares outstanding to 456,760.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III
         ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors - Executive Officers of the Company" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2000.

                         ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2000.



                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2000.



                 ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to filed with the Commission within 120 days after January 31, 2000.

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

10.6 Line of Credit Agreement, dated June 12, 1997, between First Keystone Savings Bank, the Company and Spitz, Inc. (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended July 31, 1999 (the "7/97 Form 10-QSB") incorporated herein by reference).

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


21          Subsidiaries of Registrant (a Delaware corporation):

                                            Spitz, Inc.

27          Financial Data Schedules*

         *Filed electronically herewith

   (b)   Reports on Form 8-K for the quarter ended January 31, 2000.

                  None

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 28, 2000                            Transnational Industries, Inc.


By:       /s/ Charles H. Holmes Jr.              By:    /s/  Paul L. Dailey
          --------------------------------              ------------------------
          Charles H. Holmes Jr.                         Paul L. Dailey
          Director, President and                       Vice President and
          Chief Executive Officer                       Chief Financial Officer

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                         Title                            Date



By: /s/ Charles H. Holmes Jr.
    --------------------------
                                 Charles H. Holmes Jr.            April 28, 2000
                                 Director, President and
                                 Chief Executive Officer
                                 Principal Executive Officer)


By: /s/  Paul L. Dailey
    --------------------------
    Paul L. Dailey              Vice President and                April 28, 2000
                                Chief Financial Officer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)


By: /s/  Charles F. Huber
    --------------------------
    Charles F. Huber            Chairman of the Board             April 28, 2000
                                of Directors


By: /s/  William D. Witter
    --------------------------
    William D. Witter            Vice-Chairman of the             April 28, 2000
                                 Board of Directors


By: /s/  Michael S. Gostomski
    ----------------------------
    Michael S. Gostomski          Director                        April 28, 2000


By: /s/  Calvin a. Thompson
    ----------------------------
    Calvin A. Thompson            Director                        April 28, 2000