Form 10KSB/A
period 2000-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2000-05-25
CIK 796228

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (_____)

     The Issuer's revenues for the fiscal year ended January 31, 2000, were $10,212,000.

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

     As of March 31, 2000, 456,760 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

           Transitional Small Business Disclosure Format (check one):
                                    Yes No X

This filing on Form 10-KSB/A-1 amends and restates Part III, Items 9, 10, 11 and 12 of the Annual Report on Form 10-KSB of Transnational Industries, Inc. for the fiscal year ended January 31, 2000, filed on April 28, 2000.

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

                                                           Director
               Name                      Age                 Since

      Michael S. Gostomski1,2             49                   1986
      Charles H. Holmes, Jr.              59                   1994
      Charles F. Huber1,2                 70                   1992
      William D. Witter1,2                70                   1977
      Calvin A. Thompson1,2               75                   1994

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

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

             Name                               Position                Age

    Charles H. Holmes, Jr.    President and Chief Executive              59
                              Officer and President of Spitz, Inc.

    Paul L. Dailey, Jr.       Chief Financial Officer, Secretary and     43
                              Vice President-Finance of Spitz, Inc.

    John A. Fogleman          Vice President - Operations of             51
                              Spitz, Inc.

    Jonathan A. Shaw          Chief Operating Officer, Executive Vice
                              President of Company and Spitz, Inc.       43


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


                                                                             Long Term
                                  Annual Compensation (a)                   Compensation
                            -------------------------------------   -----------------------------
                                                                     Securities
                                                                     Underlying
   Name and                                                           Options          All Other
Principal Position           Year        Salary        Bonus         Granted (#)     Compensation
-------------------------------------------------------------------------------------------------
Charles H. Holmes, Jr.       2000      $ 138,555                                      $  4,678 (c)
President and Chief          1999        133,090     $  7,500                            4,800 (c)
Executive Officer            1998        133,762     $ 15,000 (b)       12,000           5,062 (c)
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

(c)  Consists entirely of Company contributions to 401(k) plan.
                                ----------------

STOCK OPTION AND PERFORMANCE INCENTIVE PLAN

The Transnational Industries Inc. Stock Option and Performance Incentive Plan (the "Option Plan") awards key employees whose initiative is deemed valuable for the successful conduct and development of the Company's business. Under the Option Plan, awards may be in various forms of stock options, stock appreciation rights, and shares of Common Stock. The purpose of the Option Plan is to attract and retain the best available employees for the Company and its subsidiaries and to encourage the highest level of performance by such employees, thereby enhancing the value of the Company for the benefit of its stockholders. The Option Plan is also intended to motivate employees to contribute to the Company's future growth and profitability and to reward their performance in a manner that provides them with means to increase their holdings of Common Stock of the Company and aligns their interest with the interest of the stockholders of the Company. Awards are granted by the Compensation Committee of the Board of Directors of the Company. The Option Plan provides for the awarding of up to 150,000 shares of the Company's Common Stock to employees of the Company and its subsidiaries. Options to purchase 50,000 common shares have been granted as of January 31, 2000.

There were no awards under the Option Plan during the fiscal year ended January 31, 2000. The following table sets forth information relating to prior option awards to Charles H. Holmes, Jr.



             Aggregated Option Exercises in Fiscal Year Ended January 31, 2000
                          and Fiscal Year End Option Values
---------------------------------------------------------------------------------------------------------

                                                                                  Value of
                                 Unexercised Options (#)               Unexercised in-the-money Options
                                    at Fiscal Year End                      at Fiscal Year End ($)
         Name                   Exercisable/Unexercisable                  Exercisable/Unexercisable
         ----                  ---------------------------            -----------------------------------

  Charles H. Holmes, Jr.              8,250 / 6,750                          $ 21,188 / $17,063


EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. Holmes effective May 1, 1995. Under the agreement Mr. Holmes is currently paid an annual base salary of $140,000 which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits including group insurance, supplemental medical benefits and an automobile allowance. Mr. Holmes may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of the existing term. Pursuant to such provision, Mr. Holmes's contract automatically renewed on May 1, 2000, for the period through April 30, 2001. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to a lump sum payment equal to twice his annual base salary and the continuation of his fringe benefits for a period of two years. A non-renewal of the contract term by the Company within six months prior to or three years after a "Change in Control" will be treated as a termination without cause. A "Change in Control" is defined as (i) a change within twelve months of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's voting stock, (iii) the sale of the assets of Spitz, or
(iv) any merger or consolidation of the Company's business which results in a change in ownership of the majority of the equity of the Company. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

COMPENSATION OF DIRECTORS

The Chairman of the Board of Directors is compensated at a rate of $60,000 per annum and each other outside director is paid a fee of $15,000 per annum.

    ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of March 31, 2000 (except for William
D. Witter and Charles Huber, whose respective beneficial ownership is disclosed in the immediately following table). The Common Stock is the Company's only class of voting securities.


                                                       Amount and Nature
         Name and Address                           Of Beneficial Ownership            % of Common Stock
         ------------------------------------ ------------------------------------ ---------------------------

         Penfield Limited Partnership c/o                   81,760                           17.9%
         William D. Witter, Inc.
         153 East 53rd Street
         New York, NY 10022



SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 31, 2000, the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made under the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and all of the Company's executive officers as a group:


                                                   Amount and Nature
       Name                                     of Beneficial Ownership             % of Common Stock
       ---------------------------------- ------------------------------------- -------------------------
       William D. Witter                                246,498 1                          54.0%
       Charles Huber                                     49,500                            10.8%
       Michael S. Gostomski                              21,290                             4.7%
       Charles H. Holmes, Jr.                            11,500 2                           2.5% 3
       Calvin A. Thompson                                18,400 4                           4.0%

       All   current    Directors    and
       executive  officers as a group (8
       persons)                                         367,693 5                          76.3% 3
----------


1 Includes (i) 102,813 shares of Common Stock owned by Mr. Witter's spouse and adult children, (ii) 20,600 shares of Common Stock owned by the William



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

2 Includes 9,000 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Holmes's stock options.

3 Assumes the issuance by the Company of all securities issuable to such executive officer or all directors and executive officers as a group, as the case may be, upon the exercise of all options owned by such person or group.

4 Includes 2,500 shares of Common Stock owned by Mr. Thompson's spouse. Mr. Thompson disclaims a beneficial interest in the shares of Common Stock owned by his spouse.

5 Includes a total of 25,250 shares of Common Stock acquirable within sixty days upon the exercise of all stock options owned by the Company's executive officers.
                                ----------------


            ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In February 2000 the Company completed a transaction whereby it purchased 45,710 shares of the Company's Common Stock from the Estate of Alan Drew for cash of $137,130 or $3 per share. The 45,710 shares represented all of the Company's Common Stock owned by the Estate of Alan Drew and, prior to the transaction, amounted to 9.1% of the outstanding Common Stock of the Company. Mr. Drew was a former director of the Company. The Company is holding the 45,710 shares in treasury.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 25, 2000                              Transnational Industries, Inc.

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

Signature                         Title                            Date



By: /s/ Charles H. Holmes Jr.
    --------------------------
                                 Charles H. Holmes Jr.            May 25, 2000
                                 Director, President and
                                 Chief Executive Officer
                                 Principal Executive Officer)


By: /s/  Paul L. Dailey
    --------------------------
    Paul L. Dailey              Vice President and                May 25, 2000
                                Chief Financial Officer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)


By: /s/  Charles F. Huber
    --------------------------
    Charles F. Huber            Chairman of the Board             May 25, 2000
                                of Directors


By: /s/  William D. Witter
    --------------------------
    William D. Witter            Vice-Chairman of the             May 25, 2000
                                 Board of Directors


By: /s/  Michael S. Gostomski
    ----------------------------
    Michael S. Gostomski          Director                        May 25, 2000


By:
    ----------------------------
    Calvin A. Thompson            Director                        May 25, 2000