Form 10QSB
period 2000-04-30
TRANSNATIONAL INDUSTRIES INC
filed 2000-06-14
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 2000

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

                          Common stock, $0.20 par value
                     Outstanding at April 30, 2000: 456,760

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                               INDEX                                        PAGE


Part I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Condensed consolidated balance sheets -- April 30, 2000,
               and January 31, 2000.                                         3-4

               Condensed consolidated statements of operations -- Three
               months ended April 30, 2000 and 1999.                           5

               Condensed consolidated statements of cash flows -- Three
               months ended April 30, 2000 and 1999.                           6

               Notes to condensed consolidated financial statements --
               April 30, 2000.                                               7-8

    Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          9-11


Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                          12


SIGNATURES                                                                    12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                          April 30,      January 31,
                                                                            2000             2000
                                                                        ----------------------------
Assets                                                                   (Unaudited)      (Audited)

Current Assets:
  Cash                                                                    $     309       $     107
  Accounts receivable                                                           943           2,173
  Inventories                                                                 2,244           1,716
  Deferred taxes                                                                368             368
  Other current assets                                                          211             149
                                                                        ----------------------------

Total current assets                                                          4,075           4,513



Machinery and equipment:
  Machinery and equipment                                                 $   2,880       $   2,838
  Less accumulated depreciation                                               1,997           1,932
                                                                        ----------------------------

Net machinery and equipment                                                     883             906



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                             55              55
  Computer software, less amortization                                          641             674
  Excess of cost over net assets of business acquired,
    less amortization                                                         1,740           1,757
                                                                        ----------------------------

Total other assets                                                            2,436           2,486
                                                                        ----------------------------

Total assets                                                                 $7,394          $7,905
                                                                        ============================

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                          April 30,       January 31,
                                                                             2000            2000
                                                                     --------------------------------
Liabilities and stockholders' equity                                     (Unaudited)        (Audited)

Current liabilities:
  Accounts payable                                                       $      843      $     1,043
  Deferred maintenance revenue                                                  579              751
  Accrued expenses                                                              456              398
  Billings in excess of cost and estimated earnings                             538              815
  Current portion of long-term debt                                             329              323
                                                                     --------------------------------

Total current liabilities                                                     2,745            3,330

Long-term debt, less current portion                                            875              879


Stockholders' equity:
 Series B cumulative  convertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 318 shares
  (liquidating value $162,578)                                                   73               73
 Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 456,760
  (excluding 45,710 shares held in treasury)                                    100              100
 Additional paid-in capital                                                   8,508            8,505
 Accumulated deficit                                                         (4,770)          (4,982)
                                                                     --------------------------------
                                                                              3,911            3,696
Less: Treasury stock                                                           (137)              -
                                                                     --------------------------------
Total stockholders' equity                                                    3,774            3,696
                                                                     --------------------------------

Total liabilities and stockholders' equity                               $    7,394       $    7,905
                                                                     ================================

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                        Three Months Ended
                                                                              April 30,
                                                                      ----------------------
                                                                          2000        1999
                                                                      ----------------------
Revenues                                                              $   3,002   $   2,550
Cost of Sales                                                             2,066       1,808
                                                                      ----------------------
                                                                            936         742
Gross Margin


Selling expenses                                                            214         179
Research and development                                                    225         189
General and administrative expenses                                         239         210
                                                                      ----------------------
                                                                            678         578
                                                                      ----------------------
Operating income                                                            258         164

Interest expense                                                             32          20
                                                                      ----------------------
Income before income tax                                                    226         144

Provision for income taxes                                                   14           9
                                                                      ----------------------
Net income                                                                  212         135

Preferred dividend requirement                                                2           2
                                                                      ----------------------
Income applicable to common shares                                     $    210    $    133
                                                                      ======================

Basic income per common share                                           $   .46    $    .26
                                                                      ======================
Diluted income per common share                                         $   .45    $    .26
                                                                      ======================



         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                              Three Months Ended
                                                                  April 30,
                                                            --------------------
                                                                 2000      1999
                                                            ---------- ---------
       Net cash provided (used) by operating activities          380      (130)


       Net cash provided (used) by investing activities         (180)      (53)


       Net cash provided (used) for financing activities           2      (219)
                                                            ---------- ---------

       Increase (decrease) in cash                               202      (402)
       Cash at beginning of period                               107       455
                                                            ---------- ---------
            Cash at end of period                             $  309    $   53
                                                            ========== =========


     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2000

Note A -- BASIS OF PRESENTATION

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 2000, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2000, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2000.

Note B - EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                 Three Months ended
                                                                     April, 30
                                                             --------------------------
                                                                      2000         1999
                                                             ------------- ------------
Numerator (same for basic and dilutive):
   Net income                                                       $  212       $  135
   Preferred dividend requirement                                        2            2
                                                             ------------- ------------
   Net income available to common stockholders                      $  210       $  133
                                                             ============= ============
Denominator:
   Weighted average shares outstanding for basic earnings
      per share                                                    456,760      502,470
   Dilutive effect of employee stock options                        12,712          325
                                                             ------------- ------------
   Weighted average shares outstanding and assumed
     conversions for dilutive earnings per share                   469,472      502,795
                                                             ============= ============

Basic earnings per share                                            $  .46       $  .26
                                                             ============= ============
Diluted earnings per share:                                         $  .45       $  .26
                                                             ============= ============

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 shares in each of three month periods ended April 30, 2000 and 1999.

Note C - Treasury Stock

Treasury Stock is shown at cost and consists of 45,710 shares of common stock. The shares were acquired in February 2000 for cash of $3 per share or a total of $137,130.

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues for the first quarter of the fiscal year ended January 31, 2001 (Fiscal
2001) were $3,002,000 compared to $2,550,000 for the first quarter of the fiscal year ended January 31, 2000 (Fiscal 2000), an increase of $452,000 (18%). The increase was primarily due to dome sales. Dome revenues were $1,726,000 in the first quarter of Fiscal 2001 compared to $1,336,000 in the first quarter of Fiscal 2000, an increase of $390,000 (29%). The increase in dome revenues was attributable to higher revenue from ride simulation attractions, planetarium domes, and the sale of a special theater dome to a major European automobile maker for use in a visitor center. Otherwise, dome revenues from film theaters and military training simulators decreased. ImmersaVision revenue amounted to $581,000 in the first quarter of Fiscal 2001 compared to $474,000 in the first quarter of Fiscal 2000, an increase of $107,000 (23%). Planetarium revenues were $695,000 in the first quarter of Fiscal 2001 compared to $740,000 in the first quarter of Fiscal 2000, a decrease of $45,000 (6%). The decrease in planetarium revenues was due to lower volume from the sale of systems for the educational market. Planetarium revenues include $313,000 for the sale of maintenance and parts in the first quarter of Fiscal 2001 compared to $298,000 in the first quarter of Fiscal 2000, an increase of $15,000 (5%). The increase in maintenance and parts revenues was due to higher volume from preventive maintenance agreements.

Revenues are expected to continue at the first quarter level for the remainder of Fiscal 2001 as work continues on the order backlog. The backlog of unearned revenue as of April 30, 2000 was approximately $9,400,000, most of which is scheduled to be earned over the next twelve months. In addition, the Company is in negotiation to book approximately $3,400,000 of new orders, of which approximately 60% is expected to be completed within the next twelve months. While revenues are expected to continue at higher than historical levels over the next year, uncertainty in the timing and delivery of new sales may cause revenue levels to fluctuate in interim periods.

Gross margins improved to 31.2% in the first quarter of Fiscal 2001 compared to 29.1% in the first quarter of Fiscal 2000. The margin improvement was attributable to the higher dome sales with strong margins which improved from volume related efficiencies. Planetarium and ImmersaVision gross margins continued to lag dome margins. Selling expenses increased $35,000 (20%) in the first quarter of Fiscal 2001 compared to the first quarter of Fiscal 2000 due to staffing additions and organizational changes. Selling expenses in fiscal 2001 are expected to be at current or increasing levels as marketing efforts on ImmersaVision continue to demand significant resource commitments. Research and development expenses increased $36,000 (19%) in the first quarter of Fiscal 2001 as compared to the first quarter of Fiscal 2000. The increase in research and development expenses was due to modifications and improvements of ImmersaVision products to fulfill customer requirements, the continued creation of proprietary programming tools for software content development for ImmersaVision, and improvements to optical planetarium products. Research and development efforts are expected to continue at increasing levels in future periods. General and administrative expenses increased $29,000 (14%) due primarily to costs related to information system improvements and strategic planning.

Interest expense amounted to $32,000 in the first quarter of Fiscal 2001 compared to $20,000 in the first quarter of Fiscal 2000, an increase of $12,000 attributable to new capital leases and higher use of the bank line of credit. The $32,000 reported in the first quarter of Fiscal 2001 consisted of $20,000 paid on bank debt agreements and $12,000 paid on capital leases. The $20,000 reported in the first quarter of Fiscal 2000 consisted of $16,000 paid on bank debt agreements and $6,000 paid on capital leases offset by $2,000 earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for state income taxes amounted to $14,000 in the first quarter of Fiscal 2001 compared to $9,000 in the first quarter of Fiscal 2000. As a result of the above, net income of $212,000 was recorded in the first quarter of Fiscal 2001 compared to $135,000 in the first quarter of Fiscal 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $380,000 in first quarter of Fiscal 2001, compared to $130,000 used in the first quarter of Fiscal 2000. The $380,000 of net cash provided by operating activities in first quarter of Fiscal 2001 was produced by adding $39,000 of cash provided by changes in operating assets and liabilities and $129,000 of non-cash charges to $212,000 of net income. By way of comparison, in the first quarter of Fiscal 2000, the $130,000 of net cash used by operating activities resulted from the effects of $379,000 of cash used from changes in operating assets and liabilities which offset $135,000 of net income and $114,000 of non-cash charges to net income. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from period to period to remain both material and variable.

The $380,000 provided by operations in the first quarter of Fiscal 2001, supplemented by $2,000 provided from financing activities, was partially used by $180,000 of investing activities. In addition to the $130,000 used by operations in first quarter of Fiscal 2000, financing activities used $219,000 and investing activities used $53,000. The net result was a $202,000 increase in cash balances during the first quarter of Fiscal 2001 compared to a reduction of $402,000 during the first quarter of Fiscal 2000.

Financing activities in the first quarter of Fiscal 2001 consisted of proceeds of $80,000 from the revolving credit note offset by payments of $36,000 on capital leases and monthly principal payments on the bank term note of $42,000. Financing activities in the first quarter of Fiscal 2000 consisted of net payments of $150,000 on the revolving credit note, payments of $21,000 on capital leases and monthly principal payments on the bank term note of $48,000.

Total debt at April 30, 2000 was $1,204,000, an increase of $2,000 from the $1,202,000 at January 31, 2000. In summary, the increase resulted from $80,000 of net proceeds on the revolving credit note offset by $42,000 of scheduled payments applied to term debt and $36,000 of payments applied to capital lease obligations.

Investing activities in the first quarter of Fiscal 2001 consisted of $43,000 of various machinery and equipment additions and the purchase of treasury stock at a cost of $137,000. The $53,000 invested in capital assets in the first quarter of Fiscal 2000 consisted of $18,000 in computer software and $35,000 of various machinery and equipment additions.

At April 30, 2000 there was a $435,000 balance on the revolving credit note compared to $355,000 at January 31, 2000. This resulted in unused borrowing capacity of $365,000 at April 30, 2000 compared to $445,000 at January 31, 2000.

Cash balances of $309,000 provided additional liquidity at April 30, 2000 compared to $107,000 at January 31, 2000. The next source of liquidity, accounts receivable, decreased to $943,000 at April 30, 2000 compared to $2,173,000 at January 31, 2000. This resulted in a $1,108,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at April 30, 2000 compared to January 31, 2000. Contributing to the decrease in liquidity available from cash, borrowing capacity and accounts receivable was a $799,000 reduction in funding from contracts in progress as revenue exceeded billings by $744,000 at April 30, 2000 compared to the $54,000 by which billings exceeded revenue recorded at January 31, 2000. This illustrates the effect of customer progress payments on cash flow. As expected, contracts in progress are absorbing liquidity in fiscal 2001. In May 2000, contract billings amounted to approximately $1,550,000 and accounts receivable rose to approximately
$2,200,000. This will relieve some of the pressure on liquidity. However, liquidity pressures expect to continue as the payment terms on many large contracts require performance milestones and, as expected, fewer contracts are providing advance payments from customers. To provide additional liquidity for the growth of the Company, a modification of the Company's revolving credit agreement increasing the borrowing limit to $1,100,000 is expected to occur in June 2000.

The modified debt agreements combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future.

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
   No.   Description of Document

10.1 Purchase and sale of shares of Transnational Industries Inc. between the Estate of Alan W. Drew and Transnational Industries Inc. dated January 28, 2000.

10.2 Goldbelt Electric Theater LLC Operating Agreement between Goldbelt, Incorporated and Spitz Inc. dated April 10, 2000.

27       Financial Data Schedule (Filed electronically herewith)



(b) The Registrant did not file any reports on Form 8-K during the three months ended April 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date:  June 14, 2000                     Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer