Form 10QSB
period 2000-07-31
TRANSNATIONAL INDUSTRIES INC
filed 2000-09-14
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 31, 2000

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

                          Common stock, $0.20 par value
                     Outstanding at August 31, 2000: 456,760

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets -- July 31, 2000,
             and January 31, 2000.                                           3-4

             Condensed consolidated statements of operations -- Three
             months ended July 31, 2000 and 1999; six months ended
             July 31, 2000 and 1999.                                           5

             Condensed consolidated statements of cash flows -- Six
             months ended July 31, 2000 and 1999.                              6

             Notes to condensed consolidated financial statements --
             July 31, 2000.                                                  7-8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            9-12


Part II.   OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                    13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                          July 31,       January 31,
                                                                             2000            2000
                                                                     --------------------------------
Assets                                                                  (Unaudited)        (Audited)

Current Assets:
  Cash                                                                    $      45         $    107
  Accounts receivable                                                         3,149            2,173
  Inventories                                                                 2,232            1,716
  Deferred taxes                                                                368              368
  Other current assets                                                          269              149
                                                                       ------------------------------

Total current assets                                                          6,063            4,513



Machinery and equipment:
  Machinery and equipment                                                 $   2,901         $  2,838
  Less accumulated depreciation                                               2,063            1,932
                                                                       ------------------------------

Net machinery and equipment                                                     838              906



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                             55               55
  Computer software, less amortization                                          608              674
  Excess of cost over net assets of business acquired,
    less amortization                                                         1,723            1,757
                                                                       ------------------------------

Total other assets                                                            2,386            2,486
                                                                       ------------------------------

Total assets                                                              $   9,287         $  7,905
                                                                       ==============================

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                          July 31,       January 31,
                                                                             2000            2000
                                                                     --------------------------------
Liabilities and stockholders' equity                                     (Unaudited)        (Audited)

Current liabilities:
  Accounts payable                                                       $    1,313      $     1,043
  Deferred maintenance revenue                                                  778              751
  Accrued expenses                                                              551              398
  Billings in excess of cost and estimated earnings                           1,479              815
  Current portion of long-term debt                                             329              323
                                                                     --------------------------------

Total current liabilities                                                     4,450            3,330

Long-term debt, less current portion                                            830              879


Stockholders' equity:
 Series B cumulative  convertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 318 shares
  (liquidating value $164,764)                                                   73               73
 Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 456,760
  (excluding 45,710 shares held in treasury)                                    100              100
 Additional paid-in capital                                                   8,511            8,505
 Accumulated deficit                                                         (4,540)          (4,982)
                                                                     --------------------------------
                                                                              4,144            3,696
Less: Treasury stock                                                           (137)              -
                                                                     --------------------------------
Total stockholders' equity                                                    4,007            3,696
                                                                     --------------------------------

Total liabilities and stockholders' equity                               $    9,287       $    7,905
                                                                     ================================

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                       Three Months Ended          Six Months Ended
                                                            July 31                    July 31
                                                    -----------------------     -----------------------
                                                          2000        1999            2000        1999
                                                    ----------- -----------     ----------- -----------
Revenues                                               $ 3,203     $ 2,114         $ 6,205     $ 4,664
Cost of Sales                                            2,203       1,489           4,269       3,297
                                                    ----------- -----------     ----------- -----------
Gross Margin                                             1,000         625           1,936       1,367

Selling expenses                                           208         217             422         396
Research and development                                   243         161             468         350
General and administrative expenses                        270         219             509         429
                                                    ----------- -----------     ----------- -----------
                                                           721         597           1,399       1,175
                                                    ----------- -----------     ----------- -----------
Operating income                                           279          28             537         192

Interest expense                                            34          17              66          37
                                                    ----------- -----------     ----------- -----------
Income before income tax                                   245          11             471         155

Provision for income taxes                                  15           2              29          11
                                                    ----------- -----------     ----------- -----------
Net income                                                 230           9             442         144

Preferred dividend requirement                               2           2               4           4
                                                    ----------- -----------     ----------- -----------
Income applicable to common shares                     $   228       $   7          $  438      $  140
                                                    =========== ===========     =========== ===========

Basic income per common share                           $ 0.50      $ 0.01          $ 0.96      $ 0.28
                                                    =========== ===========     =========== ===========
Diluted income per common share                         $ 0.48      $ 0.01          $ 0.93      $ 0.28
                                                    =========== ===========     =========== ===========

         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                              Three Months Ended
                                                                  July 31,
                                                            --------------------
                                                                 2000      1999
                                                            ---------- ---------
       Net cash provided (used) by operating activities      $   183    $  (12)


       Net cash provided (used) by investing activities         (202)     (162)


       Net cash provided (used) for financing activities         (43)     (202)
                                                            ---------- ---------

       Increase (decrease) in cash                               (62)     (376)
       Cash at beginning of period                               107       455
                                                            ---------- ---------
            Cash at end of period                             $   45    $   79
                                                            ========== =========


     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2000

Note A -- BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended July 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2000, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2000.

Note B - EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                    Three Months Ended        Six Months Ended
                                                                          July 31                  July 31
                                                                  -----------------------  -----------------------
                                                                        2000        1999         2000        1999
                                                                  ----------- -----------  ----------- -----------
Numerator (same for basic and diluted):
Net income                                                            $  230        $  9        $ 442       $ 144
Preferred dividend requirement                                             2           2            4           4
                                                                  ----------- -----------  ----------- -----------

Net income available to common  stockholders                          $  228        $  7        $ 438       $ 140
                                                                  =========== ===========  =========== ===========

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                                456,760     502,470      456,760     502,470
Dilutive effect of employee stock options                             15,006      12,338       13,859       6,332
                                                                  ----------- -----------  ----------- -----------
Weighted average shares outstanding and assumed conversions
for diluted earnings per share                                       471,766     514,808      470,619     508,802
                                                                  =========== ===========  =========== ===========

Basic income per share                                                 $ .50       $ .01        $ .96       $ .28
                                                                  =========== ===========  =========== ===========
Diluted income per share                                               $ .48       $ .01        $ .93       $ .28
                                                                  =========== ===========  =========== ===========

     Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 in each of periods ended July 31, 2000 and 1999.

Note C - Debt

     On July 7, 2000 the Revolving Credit Agreement originally executed on June 12, 1997 was amended. Under the amendment the borrowing limit was increased from $800,000 to $1,100,000, the rate of interest was lowered from prime plus two percent to prime plus one-half percent and the maturity date was extended from July 1, 2002 to July 7, 2005. The security and all other terms of the bank debt agreements remain unchanged.

Note D - Treasury Stock

     Treasury Stock is shown at cost and consists of 45,710 shares of common stock. The shares were acquired in February 2000 for cash of $3 per share or a total of $137,130.

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OFOPERATIONS

Results of operations

Revenues in the second quarter and first six months of the fiscal year ended January 31, 2001 (Fiscal 2001) were $3,203,000 and $6,205,000 compared to
$2,114,000 and $4,664,000 in the comparable periods of the fiscal year ended January 31, 2000 (Fiscal 2000). The increases of $1,089,000 (52%) for the quarter and $1,541,000 (33%) for the six-month period were due to higher dome and ImmersaVision revenues. ImmersaVision revenues were $808,000 and $1,389,000 in the first quarter and first six months of Fiscal 2001, compared to $286,000 and $760,000 in the first quarter and first six months Fiscal 2000, respectively. Dome revenues were $1,622,000 and $3,348,000 in the second quarter and first six months of Fiscal 2001 compared to $1,015,000 and $2,351,000 in the comparable periods of Fiscal 2000, an increase of $607,000 (60%) and $997,000 (42%) for the quarter and the six-month period, respectively. The increase in dome revenues was attributable to higher revenue from ride simulation attractions, planetarium domes, and the sale of a special theater dome to a major European automobile maker for use in a visitor center. Otherwise, dome revenues from film theaters and military training simulators decreased. Planetarium revenues were $773,000 and $1,468,000 in the second quarter and first six months of Fiscal 2001 compared to $813,000 and $1,553,000 in the comparable periods of Fiscal 2000, a decrease of $40,000 and $85,000 for the quarter and the six-month period, respectively. The decrease in planetarium revenues was attributable to lower revenues from maintenance and parts and peripheral equipment previously recorded as part of the optical planetarium systems. Much of the peripheral equipment sold with the new planetarium systems has been enhanced and expanded for integration into the ImmersaVision systems and is now recorded as part of ImmersaVision sales. Planetarium revenues attributable to the sale of maintenance and parts were $285,000 and $598,000 in the second quarter and first six months of Fiscal 2001 compared to $330,000 and $628,000 in the comparable periods of Fiscal 2000, a decrease of $45,000 (14%) and $30,000 (5%), respectively. The decrease in maintenance and parts revenues was due to the timing of performance on preventive maintenance agreements.

Revenues are expected to continue at the level of the first six months for the remainder of Fiscal 2001 as work continues on the order backlog. The backlog of unearned revenue as of July 31, 2000 was approximately $10,600,000, of which approximately 80% is scheduled to be earned over the next twelve months. In addition, the Company has booked or is in negotiation to book approximately $2,800,000 of new orders, most of which is expected to be completed within the next twelve months. While revenues are expected to continue at higher than historical levels over the next year, uncertainty in the timing and delivery of new sales may cause revenue levels to fluctuate in interim periods.

Gross margins improved to 31.2% in each of the second quarter and first six-month periods of Fiscal 2001 compared to 29.6% and 29.3% in the comparable periods of Fiscal 2000. The gross margin improvement was attributable to the higher dome sales with strong margins which improved from volume related efficiencies. Planetarium and ImmersaVision gross margins continued to lag dome margins. Selling expenses decreased $9,000 (4%) in the second quarter and increased $26,000 in the first six months of Fiscal 2001 compared to the comparable periods of Fiscal 2000. The decrease for the quarter was due to the timing of sales related travel. The increase for the six-month period was due to staffing additions and organizational changes. Selling expenses in fiscal 2001 are expected to be at current or increasing levels as marketing efforts on ImmersaVision continue to demand significant resource commitments. Research and development expenses increased $82,000 (51%) and $118,000 (34%) in the second quarter and first six months of Fiscal 2001 compared to the comparable periods of Fiscal 2000. The increase in research and development expenses was due to modifications and improvements of ImmersaVision products to fulfill customer requirements, the continued creation of proprietary programming tools for software content development for ImmersaVision, and improvements to optical planetarium products. Research and development efforts are expected to continue at increasing levels in future periods. General and administrative expenses increased $51,000 (23%) and $80,000 (19%) in the second quarter and first six months of Fiscal 2001 compared to the comparable periods of Fiscal 2000. The increase in general and administrative expenses was due primarily to costs related to information system improvements and strategic planning.

Net interest expense amounted to $34,000 and $66,000 in the second quarter and first six months of Fiscal 2001 compared to $17,000 and $37,000 in the comparable periods of Fiscal 2000. The increase in interest expense is attributable to new capital leases and higher use of the bank line of credit. The $34,000 and $66,000 reported in the first quarter and first six months of Fiscal 2001 consisted of $24,000 and $44,000 paid on bank debt agreements plus $10,000 and $22,000 paid on capital lease obligations. The $17,000 and $37,000 reported in the first quarter and first six months of Fiscal 2000 consisted of $13,000 and $29,000 paid on bank debt agreements plus $5,000 and $11,000 paid on capital lease obligations, offset by $1,000 and $3,000 of interest income earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for state income taxes amounted to $15,000 and $29,000 in the second quarter and first six months of Fiscal 2001 compared to $2,000 and $11,000 in the comparable periods of Fiscal 2000. As a result of the above, the Company reported net income of $230,000 and $442,000 in the second quarter and first six months of Fiscal 2001 compared to of $9,000 and $144,000 for the comparable periods of Fiscal 2000.


Liquidity and Capital Resources

Net cash provided by operating activities was $183,000 in the first six months of Fiscal 2001, compared to $12,000 used in the first six months of Fiscal 2000. The $183,000 of net cash provided by operating activities in first six months of Fiscal 2001 was produced by adding $259,000 of non-cash charges to $442,000 of net income and subtracting $518,000 of cash used by changes in operating assets and liabilities. By way of comparison, in the first six months of Fiscal 2000, the $12,000 of net cash used by operating activities resulted from the effects of $392,000 of cash used from changes in operating assets and liabilities which offset $144,000 of net income and $236,000 of non-cash charges to net income. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from period to period to remain both material and variable.

The $183,000 provided by operations in the first six months of Fiscal 2001 was offset by $202,000 used by financing activities and $43,000 used by investing activities. In addition to the $12,000 used by operations in first six months of Fiscal 2000, financing activities used $162,000 and investing activities used $202,000. The net result was a $62,000 decrease in cash balances during the first six months of Fiscal 2001 compared to a decrease of $376,000 during the first six months of Fiscal 2000.

Financing activities in the first six months of Fiscal 2001 consisted of net proceeds of $115,000 from the revolving credit note offset by payments of $74,000 on capital leases and monthly principal payments on the bank term note of $84,000. Financing activities in the first six months of Fiscal 2000 consisted of net payments of $75,000 on the revolving credit note, payments of $41,000 on capital leases and monthly principal payments on the bank term note of $86,000.

Total debt at July 31, 2000 was $1,159,000, a decrease of $43,000 from the $1,202,000 at January 31, 2000. In summary, the decrease resulted from $115,000 of net proceeds on the revolving credit note offset by $84,000 of scheduled payments applied to term debt and $74,000 of payments applied to capital lease obligations.

Investing activities in the first six months of Fiscal 2001 consisted of $65,000 of various machinery and equipment additions and the purchase of treasury stock at a cost of $137,000. The $162,000 invested in capital assets in the first six months of Fiscal 2000 consisted of $94,000 in computer software and $68,000 of various machinery and equipment additions.

At July 31, 2000 there was a $470,000 balance on the revolving credit note compared to $355,000 at January 31, 2000. This resulted in unused borrowing capacity of $630,000 under the amended $1,100,000 borrowing limit at July 31, 2000 compared to $445,000 under the $800,000 limit at January 31, 2000. Cash balances of $45,000 provided additional liquidity at July 31, 2000 compared to $107,000 at January 31, 2000. The next source of liquidity, accounts receivable, increased to $3,149,000 at July 31, 2000 compared to $2,173,000 at January 31, 2000. This resulted in a $1,099,000 increase in liquidity available from cash, borrowing capacity and accounts receivable at July 31, 2000 compared to January 31, 2000. Although fluctuations in the progress billings of contracts in progress pressured liquidity through the first six months of Fiscal 2001, contract funding recovered as billings exceeded revenue recorded by $224,000 at July 31, 2000 compared to the $54,000 at January 31, 2000. The increase of the revolving credit limit has provided some relief to the liquidity pressures from customer contracts. Liquidity pressure is expected to continue as the payment terms on many large contracts require performance milestones and, as expected, fewer contracts are providing advance payments from customers.

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
  No.    Description of Document

10.1 Letter Agreement to Amend Revolving Line of Credit dated July 7, 2000, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc.

10.2 Line of Credit Modification Agreement dated July 7, 2000, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc.

10.3 Renewal Line of Credit Note dated July 7, 2000, of Transnational Industries Inc. and Spitz Inc. to First Keystone Federal Savings Bank.


27       Financial Data Schedule

(b) The Registrant did not file any reports on Form 8-K during the three months ended July 31, 2000.
                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date:  September 14, 2000                Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer