Form 10QSB
period 2000-10-31
TRANSNATIONAL INDUSTRIES INC
filed 2000-12-15
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended October 31, 2000

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

                          Common stock, $0.20 par value
                    Outstanding at November 30, 2000: 456,760

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Condensed consolidated balance sheets -- October 31, 2000,
           and January 31, 2000.                                            3-4

           Condensed  consolidated  statements  of  operations -- Three months ended October 31, 2000 and 1999; nine months ended
           October 31, 2000 and 1999.                                         5

           Condensed consolidated statements of cash flows -- Nine
           months ended October 31, 2000 and 1999.                            6

           Notes to condensed consolidated financial statements --
           October 31, 2000.                                                7-8

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             9-12


Part II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                  13


SIGNATURES                                                                   13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                       October 31,       January 31,
                                                                           2000              2000
                                                                     --------------------------------
Assets                                                                  (Unaudited)        (Audited)

Current Assets:
  Cash                                                                    $      23         $    107
  Accounts receivable                                                         2,676            2,173
  Inventories                                                                 2,224            1,716
  Deferred taxes                                                                368              368
  Other current assets                                                          338              149
                                                                       ------------------------------

Total current assets                                                          5,629            4,513



Machinery and equipment:
  Machinery and equipment                                                 $   3,068         $  2,838
  Less accumulated depreciation                                               2,142            1,932
                                                                       ------------------------------

Net machinery and equipment                                                     926              906



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                             55               55
  Computer software, less amortization                                          565              674
  Excess of cost over net assets of business acquired,
    less amortization                                                         1,706            1,757
                                                                       ------------------------------

Total other assets                                                            2,326            2,486
                                                                       ------------------------------

Total assets                                                              $   8,881         $  7,905
                                                                       ==============================

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                        October 31,      January 31,
                                                                             2000            2000
                                                                     --------------------------------
Liabilities and stockholders' equity                                     (Unaudited)        (Audited)

Current liabilities:
  Accounts payable                                                       $    1,281      $     1,043
  Deferred maintenance revenue                                                  701              751
  Accrued expenses                                                              490              398
  Billings in excess of cost and estimated earnings                           1,461              815
  Current portion of long-term debt                                             377              323
                                                                     --------------------------------

Total current liabilities                                                     4,310            3,330

Long-term debt, less current portion                                            341              879


Stockholders' equity:
 Series B cumulative  convertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 318 shares
  (liquidating value $166,950)                                                   73               73
 Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 456,760
  (excluding 45,710 shares held in treasury)                                    100              100
 Additional paid-in capital                                                   8,514            8,505
 Accumulated deficit                                                         (4,320)          (4,982)
                                                                     --------------------------------
                                                                              4,367            3,696
Less: Treasury stock                                                           (137)              -
                                                                     --------------------------------
Total stockholders' equity                                                    4,230            3,696
                                                                     --------------------------------

Total liabilities and stockholders' equity                               $    8,881       $    7,905
                                                                     ================================

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                     (In thousands, except per share data)

                                                    Three Months Ended                      Nine Months Ended
                                                       October 31,                             October 31,
                                               -----------------------------          ------------------------------
                                                        2000           1999                      2000          1999
                                               -------------- --------------          ---------------- -------------
Revenues                                             $ 3,329        $ 2,481                   $ 9,534       $ 7,145
Cost of Sales                                          2,313          1,911                     6,582         5,208
                                               -------------- --------------          ---------------- -------------
Gross Margin                                           1,016            570                     2,952         1,937

Selling expenses                                         231            203                       653           599
Research and development                                 275            117                       743           467
General and administrative expenses                      247            207                       756           636
                                               -------------- --------------          ---------------- -------------
                                                         753            527                     2,152         1,702
                                               -------------- --------------          ---------------- -------------
Operating income                                         263             43                       800           235

Interest expense                                          28             21                        94            58
                                               -------------- --------------          ---------------- -------------
Income before income tax                                 235             22                       706           177

Provision for income taxes                                15              3                        44            14
                                               -------------- --------------          ---------------- -------------
Net income                                               220             19                       662           163

Preferred dividend requirement                             2              2                         6             6
                                               -------------- --------------          ---------------- -------------
Income applicable to common shares                   $   218         $   17                    $  656        $  157
                                               ============== ==============          ================ =============

Basic income per common share                         $ 0.48         $ 0.03                    $ 1.44        $ 0.31
                                               ============== ==============          ================ =============
Diluted income per common share                       $ 0.45         $ 0.03                    $ 1.38        $ 0.31
                                               ============== ==============          ================ =============


         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                              Nine Months Ended
                                                                 October 31,
                                                            --------------------
                                                                 2000      1999
                                                            ---------- ---------
       Net cash provided (used) by operating activities      $   769    $  220


       Net cash provided (used) by investing activities         (242)     (370)


       Net cash provided (used) for financing activities        (611)     (215)
                                                            ---------- ---------

       Increase (decrease) in cash                               (84)     (365)
       Cash at beginning of period                               107       455
                                                            ---------- ---------
            Cash at end of period                             $   23    $   90
                                                            ========== =========


     See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 2000

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month and nine-month periods ended October 31, 2000, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2000, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2000.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                      Three Months Ended             Nine Months Ended
                                                                         October 31,                    October 31,
                                                                  ---------------------------    --------------------------
                                                                           2000         1999            2000          1999
                                                                  -------------- ------------    ------------ -------------
Numerator (same for basic and dilutive):
Net income                                                                $ 220         $ 19           $ 662         $ 163
Preferred dividend requirement                                                2            2               6             6
                                                                   -------------- ------------    ------------ -------------
Net income available to common  stockholders                              $ 218         $ 17           $ 656         $ 157
                                                                  ============== ============    ============ =============

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                                   456,760      502,470         456,760       502,470
Dilutive effect of employee stock options                                29,273       11,070          18,997         7,911
                                                                  -------------- ------------    ------------ -------------
Weighted average shares outstanding and assumed conversions
for dilutive earnings per share                                         486,033      513,540         475,757       510,381
                                                                  ============== ============    ============ =============

Basic income per share                                                    $ .48        $ .03          $ 1.44         $ .31
                                                                  ============== ============    ============ =============
Dilutive income per share                                                 $ .45        $ .03          $ 1.38         $ .31
                                                                  ============== ============    ============ =============

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 in each of periods ended October 31, 2000 and 1999.


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

         Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OFOPERATIONS

Results of operations

Revenues in the third quarter and first nine months of the fiscal year ended January 31, 2001 (Fiscal 2001) were $3,329,000 and $9,534,000 compared to
$2,481,000 and $7,145,000 in the comparable periods of the fiscal year ended January 31, 2000 (Fiscal 2000). The increase of $848,000 (34%) for the quarter and $2,389,000 (33%) for the nine-month period was due to higher revenues from all of the Company's products, but mostly ImmersaVision. ImmersaVision revenues were $1,251,000 and $2,640,000 in the third quarter and first nine months of Fiscal 2001, compared to $534,000 and $1,294,000 in the third quarter and first nine months of Fiscal 2000, an increase of $717,000 (134%) for the quarter and $1,346,000 (104%) for the nine-month period. The increase in ImmersaVision revenue in Fiscal 2001 was attributable to work completed on seven ImmersaVision orders on the backlog. The ImmersaVision products are often sold with a dome and optical planetarium system, which generates more sales opportunities for domes and optical planetarium systems. Dome revenues were $1,233,000 and $4,581,000 in the third quarter and first nine months of Fiscal 2001 compared to $1,213,000 and $3,564,000 in the comparable periods of Fiscal 2000, an increase of $20,000 (2%) for the quarter and $1,017,000 (29%) for the nine-month period. The increase in dome revenues for the quarter was attributable to the sale of a dome for a special effects attraction for a casino. The increase in dome revenue for the nine month period was attributable to the casino dome as well as ride simulation attractions, planetarium domes, and the sale of a special theater dome to a major European automobile maker for use in a visitor center. Otherwise, dome revenues from film theaters and military training simulators decreased. Planetarium revenues were $845,000 and $2,313,000 in the third quarter and first nine months of Fiscal 2001 compared to $733,000 and $2,286,000 in the comparable periods of Fiscal 2000, an increase of $112,000 (15%) for the quarter and $27,000 (1%) for the nine-month period. Planetarium revenues attributable to the sale of new and refurbished optical systems were $463,000 and $1,333,000 in the third quarter and first nine months of Fiscal 2001 compared to $400,000 and $1,325,000 in the comparable periods of Fiscal 2000, an increase of $63,000 (16%) and $8,000 (1%), respectively. The number of optical planetarium systems sold has increased due to ImmersaVision; however, the average sales price is lower than a stand alone system since much of the peripheral equipment has been enhanced and expanded for integration into the ImmersaVision systems and is now recorded as part of ImmersaVision sales. Planetarium revenues attributable to the sale of maintenance and parts were $382,000 and $980,000 in the third quarter and first nine months of Fiscal 2001 compared to $333,000 and $961,000 in the comparable periods of Fiscal 2000, an increase of $49,000 (15%) and $19,000 (2%), respectively. The increase in maintenance and parts revenues was due to the timing of performance on preventive maintenance agreements.

Revenues are expected to continue at the level of the first nine months for the remainder of Fiscal 2001 and into Fiscal 2002 as work continues on the order backlog. The backlog of unearned revenue as of July 31, 2000 was approximately $11,900,000, of which approximately 80% is scheduled to be earned over the next twelve months. While revenues are expected to continue at higher than historical levels over the next year, uncertainty in the timing and delivery of new sales may cause revenue levels to fluctuate in interim periods.

Gross margins improved to 30.5% and 31.0% in the third quarter and first nine months of Fiscal 2001 compared to 23.0% and 27.1% in the comparable periods of Fiscal 2000. The gross margin improvement was attributable to dome sales with strong margins which improved from volume related efficiencies. Planetarium and ImmersaVision gross margins continued to lag dome margins but showed signs of improvement due to experience and volume related efficiencies. Selling expenses increased $28,000 (14%) and $54,000 (9%) in the third quarter and first nine months of Fiscal 2001 compared to the comparable periods of Fiscal 2000 due to staffing additions and higher use of engineering resources for selling efforts. Selling expenses in Fiscal 2001 are expected to continue at current or increasing levels as marketing efforts on ImmersaVision continue to demand significant resource commitments. Research and development expenses increased $158,000 (135%) and $276,000 (59%) in the third quarter and first nine months of Fiscal 2001 compared to the comparable periods of Fiscal 2000. The increase in research and development expenses was due to modifications and improvements of ImmersaVision products to fulfill customer requirements, the continued creation of proprietary programming tools for software content development for ImmersaVision, and improvements to optical planetarium products. Research and development efforts are expected to continue at increasing levels in future periods. General and administrative expenses increased $40,000 (19%) and $120,000 (19%) in the third quarter and first nine months of Fiscal 2001 compared to the comparable periods of Fiscal 2000. The increase in general and administrative expenses was due primarily to costs related to information system improvements and strategic planning.

Net interest expense amounted to $28,000 and $94,000 in the third quarter and first nine months of Fiscal 2001 compared to $21,000 and $58,000 in the comparable periods of Fiscal 2000. The increase in interest expense is attributable to new capital leases and higher use of the bank line of credit. The $28,000 and $94,000 reported in the first quarter and first nine months of Fiscal 2000 consisted of $13,000 and $57,000 paid on bank debt agreements plus $15,000 and $37,000 paid on capital lease obligations. The $21,000 and $58,000 reported in the first quarter and first nine months of Fiscal 2000 consisted of $12,000 and $40,000 paid on bank debt agreements plus $10,000 and $21,000 paid on capital lease obligations, offset by $1,000 and $3,000 of interest income earned on cash invested. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for state income taxes amounted to $15,000 and $44,000 in the third quarter and first nine months of Fiscal 2001 compared to $3,000 and $14,000 in the comparable periods of Fiscal 2000.

As a result of the above, the Company reported net income of $220,000 and $662,000 in the third quarter and first nine months of Fiscal 2001 compared to $19,000 and $163,000 in comparable periods of Fiscal 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $769,000 in the first nine months of Fiscal 2001 compared to $220,000 provided in the first nine months of Fiscal 2000. The $769,000 provided by operations in the first nine months of Fiscal 2001 consisted of $1,073,000 provided from earnings offset by $304,000 used by changes in operating assets and liabilities. The $220,000 provided by operations in the first nine months of Fiscal 2000 consisted of $525,000 provided from earnings offset by $305,000 used by changes in operating assets and liabilities. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from period to period to remain both material and variable.

The $769,000 provided by operations in the first nine months of Fiscal 2001 was offset by $611,000 used by financing activities and $242,000 used by investing activities. The $220,000 provided by operations in the first nine months of Fiscal 2000 was offset by $215,000 used by financing activities and $370,000 used by investing activities. The net result was an $84,000 decrease in cash balances during the first nine months of Fiscal 2001 compared to a decrease of $365,000 during the first nine months of Fiscal 2000.

Financing activities in the first nine months of Fiscal 2001 consisted of net payments of $355,000 on the revolving credit note, payments of $128,000 on capital leases and monthly principal payments on the bank term note of $128,000. Financing activities in the first nine months of Fiscal 2000 consisted of net payments of $25,000 on the revolving credit note, payments of $76,000 on capital leases and monthly principal payments on the bank term note of $114,000.

Total debt at October 31, 2000 was $718,000, a decrease of $484,000 from the $1,202,000 at January 31, 2000. The decrease resulted from $355,000 of net payments on the revolving credit note, $128,000 of scheduled payments applied to term debt and $128,000 of payments applied to capital lease obligations offset by a new capital lease obligation of $127,000.

Investing activities in the first nine months of Fiscal 2001 consisted of $105,000 of various machinery and equipment additions and the purchase of treasury stock at a cost of $137,000. In addition, $127,000 of various machinery and equipment additions were financed through a capital lease in the third quarter of Fiscal 2001. The $370,000 invested in capital assets in the first nine months of Fiscal 2000 consisted of $253,000 in computer software and $117,000 of various machinery and equipment additions.

At October 31, 2000 there was no balance on the revolving credit note compared to $355,000 at January 31, 2000. This resulted in unused borrowing capacity of $1,100,000 under the amended borrowing limit at October 31, 2000 compared to $445,000 under the $800,000 limit at January 31, 2000. Cash balances of $23,000 provided additional liquidity at October 31, 2000 compared to $107,000 at January 31, 2000. The next source of liquidity, accounts receivable, increased to $2,676,000 at October 31, 2000 compared to $2,173,000 at January 31, 2000.
This resulted in a $1,074,000 increase in liquidity available from cash, borrowing capacity and accounts receivable at October 31, 2000 compared to January 31, 2000. Although fluctuations in the progress billings of contracts in progress pressured liquidity through the first nine months of Fiscal 2001, contract funding recovered as billings exceeded revenue recorded by $265,000 at October 31, 2000 compared to the $54,000 at January 31, 2000. The increase of the revolving credit limit has provided some relief to the liquidity pressures from customer contracts. Liquidity pressure is expected to continue as the payment terms on many large contracts require performance milestones and, as expected, fewer contracts are providing advance payments from customers.

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit
  No.   Description of Document

  27    Financial Data Schedules



(b) The Registrant did not file any reports on Form 8-K during the three months ended October 31, 2000.

                                 SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TRANSNATIONAL INDUSTRIES, INC.


                                               /s/   Paul L. Dailey, Jr.
                                               -------------------------
      Date:  December 14, 2000                 Paul L. Dailey, Jr.
                                               Secretary-Treasurer

                                               Signing on Behalf of Registrant
                                               and as Chief Financial Officer