Form 10KSB
period 2001-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2001-04-30
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2001

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( )

     The  Issuer's   revenues  for  the  fiscal  year  January  31,  2001,  were
$13,397,075

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 30, 2001 was approximately $1,175,322 based on the average of bid and asked price of these shares. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

     As of March 30, 2001, 456,760 shares of Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     The issuer's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2001, is incorporated by reference into Part III of this Form 10-KSB.

     Transitional small business disclosure format (check one)  YES     NO   X
                                                                   ---      ---

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

Narrative Description of Business

Products

--Video projector systems

In 1997 Spitz introduced ImmersaVision(TM), a new line of video projector products. ImmersaVision uses the latest advances in video projection and desktop video graphics combined with other panoramic visual displays and sound effects in dome theaters to create an immersive virtual reality experience. Markets targeted include existing and new planetarium theaters and various other applications that will benefit from immersive multi-media displays for wide audiences. ElectricSky(TM) is an ImmersaVision system configured for dome theaters in the Planetarium market and other special applications. ElectricHorizon(TM) is an ImmersaVision system configured for immersive video theaters using wide curved projection screens. ImmersaVision products can be configured for interactive virtual reality applications. Through the end of the Company's fiscal year ended January 31, 2001, three ElectricSky systems were installed and are currently operating, six more systems are scheduled for installation in calendar 2001 and one system is scheduled for installation in calendar 2002. The ElectricSky systems are being sold and marketed to both tourist attractions and science museums. Spitz has also delivered an ElectricHorizon System for a temporary exhibit at a domestic science museum. The temporary ElectricHorizon exhibit was owned and funded by Spitz and various suppliers of the hardware and software content for the purpose of demonstration. At the end of the exhibit, the ElectricHorizon components were dismantled and returned to the various owners. Spitz has not yet sold an ElectricHorizon system but there are several sales prospects that are expected to make order decisions within the next year. In addition, Spitz has entered into a joint venture agreement to participate in the development and ownership of a new
ElectricHorizon theater for a tourist attraction. It is not unusual in the markets targeted by Spitz for the sales cycle from planning through vendor selection to take a year or more.

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

--Domed Structures

Spitz is also the world's leading producer of domed projection screens. Spitz designs, manufactures, and installs domed projection screens which are used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. Spitz's experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compoundly curved surfaces. Spitz believes that these skills are important to buyers of domed projection screens. The principal customers in Spitz's dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors.

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

Patents and Licenses

Spitz has relied principally on a combination of contracts and trade secrets to protect its proprietary interests in its production processes and its business. Patents protect none of the products currently sold by Spitz. Spitz plans to apply for patents for certain new products. As new products are developed, Spitz will continue to evaluate the feasibility of patents to protect its new inventions.

Principal Customers

During fiscal 2001, revenues of $6,853,834 (51% of total revenues) were derived from sales to the five largest customers. Revenue from one customer accounted for 16% of total revenues. No other customer accounted for 10% or more of total revenues. Users of Spitz's products normally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales to new projects or replacement of or enhancement to existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to their customers as opposed to Spitz selling directly to the end user. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.

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

Research and Development

Spitz conducts research and development and the costs of such activities were $1,128,000 in fiscal 2001 and $820,000 in fiscal 2000.

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

Employees

At January 31, 2001, the Company and Spitz had 71 permanent employees, of whom 66 were employed full time.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 2001.

                                     PART II
            ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
                               STOCKHOLDER MATTERS

Market Information for Common Stock

The principal market on which the Company's Common Stock is traded is the Over the Counter market. Various market dealers make the market for the Company's stock and trades are made through the OTC Bulletin Board. The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal 2001 and 2000. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                   Fiscal 2001                Fiscal 2000
                                 ---------------            ---------------
                                  High      Low              High      Low
                                 ------   ------            ------   ------

         First Quarter           $4.00     $2.00            $3.75     $1.50
         Second Quarter           6.00      2.50             5.75      2.75
         Third Quarter            7.00      3.50             2.94      2.25
         Fourth Quarter           6.88      2.00             4.00      1.38


Holders

At March 30, 2001, there were approximately 100 holders of record of common stock.

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

Preferred  Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred B") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2001, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred B amounted to $89,636. The Preferred B shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $282 per share. The 318 shares of Series B Preferred are convertible into 1,871 shares of the Company's common stock.

     ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 2001.

                                                                  Percentage
                                      Percentage of Revenues        Change
                                      Year ended January 31,         2001
                                      ----------------------          vs.
                                         2001         2000           2000
                                      ------------------------    ----------

      Revenues                            100.0%      100.0%          31.2%
      Cost of sales                        68.1        69.9           27.9
      Gross margin                         31.9        30.1           38.8
      Selling expenses                      6.5         7.6           12.6
      Research and development              8.4         8.0           37.6
      General and administrative            7.8         8.5           21.4
      Operating income                      9.1         6.0           98.2
      Interest expense                      0.9         0.9           25.5
      Income before income taxes            8.2         5.1          111.4
      Income taxes - current                0.6         0.3          230.3
      Deferred tax benefit                    -       (3.6)             *
      Net Income                            7.6         8.4           19.6
-----------
* Not determinable
                                                    -----------

Revenues in the year ended January 31, 2001 (fiscal 2001) were $13,397,000 compared to $10,212,000 in the year ended January 31, 2000 (fiscal 2000), an increase of $3,185,000 (31%). The increase was primarily due to ImmersaVision and dome sales.

ImmersaVision revenue for fiscal 2001 was $3,475,000 compared to $1,643,000 for fiscal 2000, an increase of $1,832,000. The increase in ImmersaVision revenue in fiscal 2001 was attributable to work completed on seven ImmersaVision systems sold to various educational and entertainment destinations. One ImmersaVision system was installed and opened in a visitor science center in Europe. Two ImmersaVision installations were completed early in the fiscal year ended January 31, 2002 (fiscal 2002), one at a university in North America and one at a visitor science center in Europe. ImmersaVision systems are scheduled for installation later in fiscal 2002 at a university in North America, a visitor science center in Europe and a major educational center in the Middle East. One ImmersaVision system is scheduled for delivery in the fiscal year ended January 31, 2003 (fiscal 2003) at a visitor science center in North America.

Dome revenues were $6,806,000 in fiscal 2001 compared to $5,510,000 in fiscal 2000, an increase of $1,296,000. The increase in dome revenues was attributable to the sale of a dome for a special effects attraction for a casino, more sales of planetarium domes, and the sale of a special theater dome to a major European automobile maker for use in a visitor center. Otherwise, dome revenues from film theaters, ride simulators and military training simulators decreased.

Planetarium revenues were $3,116,000 in fiscal 2001 compared to $3,059,000 in fiscal 2000, an increase of $57,000. Planetarium revenues attributable to the sale of new and refurbished optical systems were $1,853,000 in fiscal 2001 compared to $1,773,000 in fiscal 2000, an increase of $80,000. The number of optical planetarium systems sold has increased due to ImmersaVision; however, the average sales price is lower than a stand alone system since much of the peripheral equipment has been enhanced and expanded for integration into the ImmersaVision systems and is now recorded as part of ImmersaVision sales. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $1,263,000 in fiscal 2001 compared to $1,286,000 in fiscal 2000, a decrease of $23,000. The decrease in maintenance and parts revenues was due to lower sales of parts and the timing of performance on preventive maintenance agreements.

Revenue growth will be influenced by several factors. Except for maintenance sales and occasional upgrades, the Company's revenues do not come from repetitive sales to an existing customer base. Most revenues come from the sale of theater systems, both as replacements for existing systems and new installations, or from a new construction project. The Company's products are sometimes sold alone as components of an attraction or together as a complete system. This leads to growth opportunities by providing each of the Company's products with efficient direct access to a wide breadth of markets that might otherwise be difficult to reach. The ImmersaVision products generate more sales opportunities for domes and optical planetarium systems since systems are often sold with a dome and optical planetarium system. In addition, ImmersaVision products and their use in planetarium theaters are creating new opportunities beyond the Company's traditional markets. Dome sales can lead to unique opportunities to present the Company's projection system products as a solution among the various equipment configurations that a customer may be considering. Research and development efforts will continue with the goal to promote the creation of software content and new applications for ImmersaVision that will enhance existing products and provide entry into new entertainment and other commercial markets. While this strategy is expected to maintain long-term revenue growth, uncertainty in the timing and delivery for new customer projects may cause revenue levels to fluctuate.

The backlog of unearned revenue as of January 31, 2001 was approximately $9,000,000, of which $7,000,000 is scheduled to be earned in fiscal 2001. The backlog combined with lower sales bookings in fiscal 2002 will lead to lower revenue levels in fiscal 2002. This is an example of the temporary fluctuations resulting from the timing of customer projects. There is currently only one ImmersaVision system on the backlog scheduled for delivery in fiscal 2003; however, there are several sales prospects which could result in significant revenue in fiscal 2003. Strong sales prospects combined with the successful operations of the new ImmersaVision theaters and new applications of the product are expected to lead to more sales with deliveries beyond fiscal 2002. Also, new efforts to expand upon recent successes on special dome projects are expected to yield significant revenue opportunities in fiscal 2002 and beyond.

Gross margins improved to 31.9% in fiscal 2001 compared to 30.1% in fiscal 2000. Volume related efficiencies improved strong gross margins on domes, while gross margins on planetarium and ImmersaVision revenue lagged. Low planetarium margins continued due to pricing and cost pressures on new projector systems. Selling expenses increased $98,000 (13%) in fiscal 2001 due to staffing additions and higher levels of engineering resources devoted to sales and marketing activities. Selling expenses in fiscal 2001 are expected to be at current or increasing levels as marketing efforts continue to demand significant resource commitments. Research and development expenses increased $308,000 (38%) in fiscal 2001. The increase in research and development expenses was due to modifications and improvements of ImmersaVision products to fulfill customer requirements, the continued creation of proprietary programming tools for software content development for ImmersaVision, and improvements to optical planetarium products. Research and development efforts are expected to continue at increasing levels in future periods. General and administrative expenses increased $185,000 (21%) in fiscal 2001 primarily due to increased staff cost and improvements to the Company's management information systems.

Net interest expense amounted to $118,000 in 2001 compared to $94,000 in fiscal 2000. The $118,000 reported in fiscal 2001 consisted of $70,000 paid on bank debt plus $49,000 paid on capital lease obligations offset by $1,000 of interest income earned on cash invested. The $94,000 reported in fiscal 2001 consisted of $63,000 paid on bank debt plus $35,000 paid on capital lease obligations offset by $4,000 of interest income earned on cash invested.

The Company paid no federal income taxes in fiscal 2001 or fiscal 2000 as federal taxable income was offset by the utilization of net operating loss carryforwards. Income tax expense - current consists of state income taxes of $76,000 and $33,000 in fiscal 2001 and fiscal 2000, respectively. Prior to fiscal 2000, uncertainty of future profits prevented the Company from recording any tax benefit associated with the net operating loss carryforwards. Because of improved performance and the positive outlook for future earnings, the Company recorded a deferred tax asset of $368,000 in fiscal 2000 in anticipation of future utilization of the net operating loss carryforwards. This resulted in a $368,000 deferred tax benefit recorded in fiscal year 2000, increasing recorded net income. At January 31, 2001 it was determined that the outlook for the future utilization of the net operating loss carryforwards resulted in no change to the $368,000 deferred tax asset. As a result, no deferred tax expense or benefit was recorded for fiscal 2001. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future resulting in no payment of federal income taxes. However, deferred tax expense is expected in future years as the net operating loss carryforwards are extinguished and the deferred tax asset is reduced. The Company expects to continue to incur state income taxes in future years.

As a result of the above, the Company reported income before taxes of $1,097,000 in fiscal 2001 compared $519,000 in fiscal 2000. After recording the effect of current and deferred taxes, net income was $1,021,000 in fiscal 2001 compared to $854,000 in fiscal 2000.

Liquidity and Capital Resources

The Company funds its continuing operations primarily by cash provided from operating activities. The Company also uses a revolving credit agreement with its bank to fund its working capital requirements. The Company usually receives progress payments under the terms of its customer contracts. Payments are typically based on the completion of various chronological, production and installation milestones. Timing and the level of progress payments vary among contracts depending upon many factors. The cumulative progress payments can be more or less than the cost and estimated earnings recognized on a contract during the period of performance. The nature and timing of progress payments can cause cash flow from operations to fluctuate from period to period. Some customer contracts require the Company to provide standby letters of credit as performance security.

Net cash provided by operating activities was $855,000 in fiscal 2001, compared to $257,000 in fiscal 2000. The Company's $1,021,000 of net income in fiscal 2001 produced $855,000 of net cash provided from operating activities due to the effects of $749,000 of cash used by changes in operating assets and liabilities, offset in part by $583,000 of non-cash charges to net income. By way of comparison, the Company's $854,000 of net income in fiscal 2000 only produced $257,000 of net cash provided from operating activities. This was due to the effects of the non cash addition to income from the $368,000 deferred tax benefit, $720,000 of cash used by changes in operating assets and liabilities, offset in part by $491,000 of non-cash charges to net income. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from year to year to remain both material and variable.

The $855,000 provided by operations in fiscal 2001 was reduced by $213,000 invested in capital additions and $240,000 used by financing activities. Financing activities included net proceeds of $245,000 on the revolving credit note offset by payments of $178,000 on capital leases, monthly principal payments on the bank term note of $170,000 and the purchase of treasury stock for cash of $137,000. Non cash financing transactions in fiscal 2001 consist of $127,000 of machinery and equipment acquired through capital leases.

The $257,000 provided by operations in fiscal 2000 was offset by $523,000 invested in capital additions and $82,000 used by financing activities. Financing activities included net proceeds of $205,000 on the revolving credit note offset by payments of $121,000 on capital leases and monthly principal payments on the bank term note of $166,000. Non cash financing transactions in fiscal 2001 consist of $315,000 of machinery and equipment acquired through capital leases.

Total debt at January 31, 2001 was $1,226,000, an increase of $24,000 from $1,202,000 at January 31, 2000. The increase resulted from $245,000 of net proceeds on the revolving credit note plus new capital lease obligations of $127,000 reduced by $170,000 of scheduled payments applied to term debt and $178,000 of payments applied to capital lease obligations.

Capital additions consisting of the purchase and fabrication of machinery and equipment and the development of computer software amounted to $340,000

($127,000 by capital lease) and $838,000 ($315,000 by capital lease), in 2001 and 2000, respectively. Future opportunities are expected to require continual investments in hardware and software in order to benefit from advancing technologies. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes. The Company will continue to finance capital investments through operations and external debt sources.

At January 31, 2001 there was a $600,000 balance on the revolving credit note compared to $355,000 at January 31, 2000. This resulted in unused borrowing capacity of $500,000 at January 31, 2001 compared to $445,000 at January 31, 2000. Cash balances of $509,000 provided additional liquidity at January 31, 2001 compared to $107,000 at January 31, 2000. The next source of liquidity, accounts receivable, increased to $3,485,000 at January 31, 2001 compared to $2,173,000 at January 31, 2000. This resulted in a $1,769,000 increase in liquidity available from cash, borrowing capacity and accounts receivable at January 31, 2001 compared to January 31, 2000. Contributing to the increase in liquidity available from cash, borrowing capacity and accounts receivable was a $514,000 addition in funding from contracts in progress as billings exceeded revenue recorded by $568,000 at January 31, 2001 compared to $54,000 at January 31, 2000. This illustrates the previous discussion of the effect of customer progress payments on cash flow. Contracts in progress produced cash during fiscal 2001 as a result of billings for work performed and advances on new contracts. Since billings exceeded revenue recorded by $568,000 at January 31, 2001, contracts in progress are expected to absorb liquidity during fiscal 2002. The payment terms on many of the large prospective contracts remain uncertain and advance payments from customers appear unlikely in the immediate future.

A January 31, 2001 the Company was contingently liable for $427,908 under various standby letters of credit issued on its behalf by its bank and correspondents of its bank. The letters of credit were issued as security for performance and advances on customer contracts. The Company was also liable for $182,342 under a letter of credit issued by a correspondent of its bank to secure payment for a custom made machine ordered for its factory operations. The Company's bank underwrites letter of credit requirements on an individual approval basis independent of its other bank agreements in order to make the revolving credit agreement available for working capital requirements.

In July 2000 the Company's Revolving Credit Agreement was amended. Under the amendment the borrowing limit was increased from $800,000 to $1,100,000, the rate of interest was lowered from prime plus two percent to prime plus one-half percent and the maturity date was extended from July 1, 2002 to July 6, 2005. The security and all other terms of the bank debt agreements remain unchanged.

The Company's amended debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. However, new growth opportunities for the Company's business may require funding beyond the capabilities of the Company's current capital structure. The Company's improved financial condition and capital structure should improve its ability to raise additional funds for growth through other capital resources.

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

Report of Independent Auditors



To the Stockholders and
the Board of Directors
Transnational Industries, Inc.
Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheet of Transnational Industries, Inc. as of January 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                                     STOCKTON BATES, LLP





Philadelphia, Pennsylvania
April 25, 2001

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)


                                                                             January 31,
                                                                    ---------------------------
                                                                            2001          2000
                                                                    ---------------------------
Assets

Current Assets:
 Cash                                                                   $    509      $    107
  Accounts receivable                                                      3,485         2,173
  Inventories                                                              2,393         1,716
  Deferred taxes                                                             368           368
  Other current assets                                                       315           149
                                                                    ------------- -------------

Total current assets                                                       7,070         4,513



Machinery and equipment:
  Machinery and equipment                                                $ 3,182       $ 2,838
  Less accumulated depreciation                                            2,231         1,932
                                                                    ------------- -------------

Net machinery and equipment                                                  951           906



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (2001--$1,221; 2000--$1,181)                             74            55
  Computer software, less amortization                                       505           674
  Excess of cost over net assets of business acquired,
    less amortization                                                      1,689         1,757
                                                                    ------------- -------------

Total other assets                                                         2,268         2,486
                                                                    ------------- -------------

Total assets                                                             $10,289        $7,905
                                                                    ============= =============

See notes to consolidated financial statements.

                                          Transnational Industries, Inc.

                                              (Dollars in thousands)

                                                                             January 31,
                                                                    ---------------------------
                                                                            2001          2000
                                                                    ---------------------------
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                                      $ 1,452      $   1,043
  Deferred maintenance revenue                                              671            751
  Accrued expenses                                                          581            398
  Billings in excess of cost and estimated earnings                       1,768            815
  Current portion of long-term debt                                         385            323
                                                                    ------------ --------------

Total current liabilities                                                 4,857          3,330

Long-term debt, less current portion                                        841            879


Stockholders' equity:
  Series B cumulative convertible preferred stock,
  $0.01 par value - authorized 100,000  shares;
issued and outstanding 318 shares
  (liquidating value $169,136)                                               73             73
Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 456,760
  (excluding 45,710 shares held in treasury) at
  January 31, 2001, 502,470 at January 31, 2000                             100            100
Additional paid-in capital                                                8,516          8,505
Accumulated deficit                                                      (3,961)        (4,982)
                                                                    ------------ --------------
                                                                          4,728          3,696
Less: Treasury stock                                                       (137)            -
                                                                    ------------ --------------
Total stockholders' equity                                                4,591          3,696
                                                                    ------------ --------------

Total liabilities and stockholders' equity                             $ 10,289       $  7,905
                                                                    ============ ==============


See notes to condensed consolidated financial statements.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                     Year ended January 31,
                                              ----------------------------------
                                                          2001             2000
                                              ----------------- ----------------

Revenues                                              $ 13,397         $ 10,212
Cost of sales                                            9,129            7,137
                                              ----------------- ----------------
Gross margin                                             4,268            3,075

Selling expenses                                           877              779
Research and development                                 1,128              820
General and administrative expenses                      1,048              863
                                              ----------------- ----------------
                                                         3,053            2,462
                                              ----------------- ----------------
Operating Income                                         1,215              613

Interest expense, net                                      118               94
                                              ----------------- ----------------
Income before income taxes                               1,097              519

Income tax expense - current                                76               33
Income tax benefit  - deferred                               -            (368)
                                              ----------------- ----------------

Net income                                               1,021              854

Preferred dividend requirement                               8                8
                                              ----------------- ----------------
Income applicable to common shares                     $ 1,013         $    846
                                              ================= ================

Basic earnings per common share                       $   2.22         $   1.68
                                              ================= ================
Diluted earnings per common share                     $   2.11         $   1.65
                                              ================= ================


See notes to consolidated financial statements.

                         Transnational Industries, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)



                                                 Preferred                     Additional
                                                   Stock          Common     Paid in Capital    Treasury       Accumulated
                                                  Series B        Stock                          Stock           Deficit
                                               --------------- ------------- ---------------- ------------- -------------------
Balance at January 31, 1999                              $ 73         $ 100          $ 8,493            --           $ (5,836)


Compensation from stock options                                                           12

Net Income                                                                                                                854
                                               --------------- ------------- ---------------- ------------- -------------------
Balance at January 31, 2000                              $ 73         $ 100          $ 8,505            --           $ (4,982)


Compensation from stock options                                                           11

Purchase of treasury stock                                                                           (137)

Net Income                                                                                                              1,021
                                               --------------- ------------- ---------------- ------------- -------------------
Balance at January 31, 2001                              $ 73         $ 100          $ 8,516       $ (137)           $ (3,961)
                                               =============== ============= ================ ============= ===================




See notes to consolidated financial statements.

                                             Transnational Industries, Inc.

                                         Consolidated Statements of Cash Flows

                                                    (in thousands)

                                                                                 Year ended January 31,
                                                                            ----------------- ---------------
                                                                                        2001            2000
                                                                            ----------------- ---------------

Operating activities
Net income                                                                         $  1,021          $  854
Adjustments to reconcile net income to net cash provided
by operating activities:
    Deferred taxes                                                                       -             (368)
    Depreciation and amortization                                                       532             439
    Provision for obsolescence                                                           40              40
    Compensation from stock options                                                      11              12
    Changes in operating assets and liabilities, net:
        Accounts receivable                                                          (1,312)           (461)
        Inventories                                                                    (297)           (288)
        Other current assets                                                           (166)            (64)
        Billings net of cost and estimated earnings on contracts                        514           (709)
        Accounts payable                                                                409             677
        Accrued expenses                                                                103             125
                                                                            ----------------- ---------------
Net cash provided by operating activities                                               855             257
                                                                            ----------------- ---------------

Investing activities
Capital expenditures                                                                   (213)           (523)
                                                                            ----------------- ---------------
Net cash used by investing activities                                                  (213)           (523)
                                                                            ----------------- ---------------

Financing activities
Proceeds from revolving line of credit                                                1,960           1,115
Payments on revolving line of credit                                                 (1,715)           (910)
Payments on capital leases                                                             (178)           (121)
Scheduled payments on long term debt                                                   (170)           (166)
Purchase of treasury stock                                                             (137)               -
                                                                            ----------------- ---------------
Net cash used by financing activities                                                  (240)            (82)
                                                                            ----------------- ---------------

Increase (decrease) in cash                                                             402            (348)
Cash at beginning of year                                                               107             455
                                                                            ----------------- ---------------
Cash at end of year                                                                 $   509          $  107
                                                                            ================= ===============


See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Nature of Business

Transnational Industries, Inc. (the Company) is a holding company. The Company, through its subsidiary, Spitz, Inc. (Spitz) manages its business as a single operating segment, supplying visual immersion theaters with systems and subsystems for simulation applications used in entertainment, education and training. In its fifty-two year history, Spitz has predominantly manufactured astronomical simulation systems (planetariums), projection domes, and other curved projection screens. Projection domes and curved projection screens are used for various applications including large format film theaters such as Omnimax theaters and various simulation systems. Spitz also services the systems it sells under maintenance contracts. In recent years, Spitz has introduced new video and computer graphics projection products for planetarium theaters and other applications using immersive multimedia displays for wide audiences. Principal customers are domestic and international museums, schools, military defense contractors, theme parks and other entities in the entertainment industry.

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

Computer Software

Computer software consists of costs of developing software products for automated control systems and show production tools sold with projection systems. Costs are amortized over the estimated sale of units not to exceed a period of 5 years. Amortization of costs related to computer software products held for sale amounted to $165,000 and $107,000 in fiscal 2001 and fiscal 2000, respectively.

Excess of Cost Over Net Assets of Business Acquired

The excess of cost over net assets of business acquired is amortized on the straight-line basis over forty years. The Company continually evaluates the carrying amount of this asset. Accumulated amortization of excess of cost over net assets of business acquired amounted to $1,059,000 and $991,000 at January 31, 2001 and 2000, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                                         Year ended January 31,
                                                                               --------------------------------------
                                                                                              2001               2000
                                                                               ------------------- ------------------
Numerator (same for basic and dilutive):
        Net income                                                                         $ 1,021             $  854
        Preferred dividend requirement                                                           8                  8
                                                                               ------------------- ------------------
        Net income available to common  stockholders                                       $ 1,013             $  846
                                                                               =================== ==================
Denominator:
        Weighted average shares outstanding for basic earnings per
        share                                                                              456,760            502,470
        Dilutive effect of employee stock options                                           22,600             10,157
                                                                               ------------------- ------------------
        Weighted average shares outstanding and assumed
        conversions for dilutive earnings per share                                        479,360            512,627
                                                                               =================== ==================

Basic earnings per share                                                                   $  2.22             $ 1.68
                                                                               =================== ==================
Diluted earnings per share:                                                                $  2.11             $ 1.65
                                                                               =================== ==================

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 shares in fiscal year 2001 and fiscal 2000.

2.             Inventories

Inventories consist of (in thousands):


                                                                                 January 31,
                                                                      -----------------------------------
                                                                                    2001            2000
                                                                      ------------------- ---------------
Raw materials, parts, and subassemblies                                          $ 1,210          $  935
Work-in-process                                                                       57              75
Cost and estimated earnings in excess of billings                                  1,200             761
                                                                      ------------------- ---------------
Total inventories                                                                  2,467           1,771
Repairs and maintenance inventories recorded with other assets                        74              55
                                                                      ------------------- ---------------
Inventory recorded within current assets                                         $ 2,393         $ 1,716
                                                                      =================== ===============


3.  Costs and Estimated Earnings on Contracts in Progress

Costs and estimated earnings on contracts in progress consist of:


                                                                                              January 31,
                                                                                   -----------------------------------
                                                                                                2001            2000
                                                                                   ------------------- ---------------
Costs incurred on contracts in progress                                                      $  7,643         $ 4,680
estimated earnings                                                                              3,243           1,828
                                                                                   ------------------- ---------------
Total costs and estimated earnings on contracts in progress                                    10,886           6,508
less billings to date                                                                         (11,454)         (6,562)
                                                                                   ------------------- ---------------
Total billings net of costs and estimated earnings on contracts in
progress                                                                                      $  (568)         $  (54)
                                                                                   =================== ===============


Included in the accompanying balance sheet or footnotes under the following captions:

                                                                                               January 31,
                                                                                    ----------------------------------
                                                                                                2001            2000
                                                                                    ------------------ ---------------
Costs and estimated earnings in excess of billings recorded
with inventory                                                                              $  1,200          $  761
Billings in excess of costs and estimated earnings recorded with
liabilities                                                                                   (1,768)           (815)
                                                                                    ------------------ ---------------
Total billings net of costs and estimated earnings on contracts in progress
                                                                                             $  (568)         $  (54)
                                                                                    ================== ===============

4.   Debt

Current and long term debt consists of (in thousands):

                                                                                           January 31,
                                                                                  --------------- ---------------
                                                                                            2001            2000
                                                                                  --------------- ---------------
  Capitalized lease obligations (Note 7)                                                 $   345         $   396

   Revolving credit note payable to First Keystone Federal Savings Bank, due
   July 6, 2005 with monthly interest at 0.5% over prime                                     600             355

   Term note payable to First Keystone Federal Savings Bank, payable in equal monthly installments of $17,122 including interest at 9.25% through July 1,
   2002                                                                                      281             451
                                                                                  --------------- ---------------
  Total debt                                                                               1,226           1,202

   Less current portion                                                                      385             323
                                                                                  --------------- ---------------
   Long term debt, less current portion                                                  $   841         $   879
                                                                                  =============== ===============

On July 7, 2000 the Company's Revolving Credit Agreement with First Keystone Federal Savings Bank (First Keystone) originally executed on June 12, 1997 was amended. Under the amendment the borrowing limit was increased from $800,000 to $1,100,000, the rate of interest was lowered from prime plus two percent to prime plus one-half percent and the maturity date was extended from July 1, 2002 to July 6, 2005. The security and all other terms of the bank debt agreements remain unchanged.

The balance on the term note payable to First Keystone represents the balance due on an $820,000 note issued on June 12, 1997. The note is payable jointly by the Company and Spitz with interest at 9.25% over five years in equal monthly installments of $17,122. The balance on the revolving credit note payable to First Keystone represents the balance due under the $1,100,000 Revolving Credit Agreement executed on July 7, 2000. The Revolving Credit Note is also jointly payable by the Company and Spitz, requires monthly interest payments at prime plus 0.5% and matures on July 6, 2005. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $1,100,000 resulting in unused borrowing capacity of $500,000 at January 31, 2001. The debt agreements with First Keystone are secured by virtually all of the Company's assets and require the maintenance of certain financial covenants.

5.  Preferred Stock

The holders of the Series B Cumulative Convertible Preferred Stock (Preferred) are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2001, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred amounted to $89,636. The Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $282 per share. The 318 shares of Preferred are convertible, at the option of the holders thereof, into 1,871 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

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


6. Treasury Stock

In February 2000, the Company completed a transaction whereby it purchased 45,710 shares of its common stock, consisting of all of the shares of a single shareholder, for cash of $3 per share or a total of $137,130. Such shares are held in treasury reducing the number of common shares outstanding to 456,760.

7. Leases

Spitz leases its office and production facilities under an operating lease. Total rent expense under the lease amounted to $262,200 in fiscal years 2001 and 2000. The current term under the lease, which commenced May 1, 1998, is for a period of eight years. Upon expiration of the current term on April 30, 2006, the lease provides Spitz with a renewal option for an additional eight years. Annual rent is $262,200 through the first five years of the current eight-year term. Rent for the remaining three years and the optional renewal term will be escalated based on the Consumer Price Index. Minimum rental commitments under the operating lease are as follows for the fiscal years ended: 2002 through 2006 -- $262,200; 2007 -- $65,550.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows (in thousands):

                                                          January 31,
                                             --------------------------------
                                                         2001           2000
                                             ----------------- --------------
    Machinery and equipment                            $  709         $  583
    Less accumulated depreciation                         265            148
                                             ----------------- --------------
    Net book value                                     $  444         $  435
                                             ================= ==============



The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases at rates ranging from 10.7% to 12.8%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 2001, are as follows (in thousands):

                                              Fiscal 2001           $  229
                                              Fiscal 2002              134
                                              Fiscal 2003               23
                                              Fiscal 2004                -
                                              Fiscal 2005                -
                                                             --------------
Total payments                                                         386
Less amount representing interest                                       41
                                                             --------------
Present value of capital lease obligations                             345
Less current portion                                                   198
                                                             --------------
Long term obligation                                                 $ 147
                                                             ==============

8.  Stock Compensation Plan

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


                                                                       Fiscal year ended January 31,
                                                        -------------------------------------------------------------
                                                                     2001                            2000
                                                        -----------------------------    ----------------------------
                                                                         Weighted                        Weighted
                                                           Number         Average          Number        Average
                                                          Of shares      exercise         of shares   exercise price
                                                                           price
                                                        -------------- --------------    ------------ ---------------

Options outstanding at beginning of period                 50,000         $ 2.45           50,000         $ 2.45

Options granted                                              --                              --
                                                        --------------                   ------------

Options outstanding at end of period                       50,000         $ 2.45           50,000         $ 2.45
                                                        ==============                   ============

Options exercisable at end of period                       40,125         $ 2.43           27,625         $ 2.41
                                                        ==============                   ============

The weighted average remaining contractual life of the 50,000 outstanding stock options at January 31, 2001 is 6.2 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 (APB 25) in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement No. 123 (FAS 123) requires the use of option valuation models that, in management's opinion, do not necessarily provide a reliable measure of the value of its employee stock options. Under APB 25, compensation is measured under the intrinsic value method at the grant date and recorded ratably over the vesting period. Intrinsic value is measured by the difference between the option exercise price and the market price of the underlying stock at the grant date for the options granted by the Company. The options granted in July 1997 had an exercise price ($2.50) below market value ($3.63) at the grant date. As a result, compensation expense from stock options, in accordance with APB 25, amounted to $11,102 in each of fiscal years 2001 and 2000.

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

The following pro forma information reflects net income and earnings per share had the Company accounted for the employee stock options under FAS 123 (in thousands except per share data):



                                                          Year ended January 31,
                                                         -----------------------
                                                                 2001      2000
                                                         -----------------------

    Net income                             As reported        $ 1,021     $ 854
                                           Pro forma            1,008       839

    Basic earnings per common share        As reported           2.22      1.68
                                           Pro forma             2.19      1.65

    Diluted earnings per common share      As reported           2.11      1.65
                                           Pro forma             2.10      1.64


9.  Profit Sharing Plan

The Company has a funded profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the accounts of participants. Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $76,000 and $86,000 in fiscal 2001 and 2000, respectively.

10.   Income Taxes

Current income tax expense for 2001 and 2000 consists of applicable state income taxes on the income before taxes of Spitz. Current federal income tax expense for both 2001 and 2000 have been eliminated by the utilization of federal net operating loss carry forwards.

Deferred income taxes result from temporary differences in the financial bases and tax bases of assets and liabilities. Significant components of the Company's deferred taxes at January 31, 2001 and 2000 are as follows: (in thousands)

                                                   January 31,
                                          --------------------------
                                                 2001         2000
                                          ------------ -------------

Net Operating Loss Carryforwards             $  3,599      $  3,970
Obsolescence Reserve                              415           401
                                          ------------ -------------
                                                4,014         4,371
Valuation Allowance                            (3,646)       (4,003)
                                          ------------ -------------
Deferred tax asset                            $   368        $  368
                                          ============ =============

The valuation allowance is intended to represent the corresponding amount of net deferred tax assets, which may not be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance which may be required if circumstances change regarding the utilization of the net deferred tax assets in future periods. The valuation allowance was reduced in 2000 to reflect management's belief that it was more likely than not that a certain amount of the deferred tax asset relating to the utilization of the net operating loss carryforwards would be realized. This realization was measured by the Company's then current backlog and management's belief that taxable income would result as the then backlog was run out. Management continues to believe that existing backlog at January 31, 2001 and the realization of other known and unknown sales prospects will more likely than not result in future taxable income against which the existing recorded deferred tax asset will be utilized. The reduction in the valuation allowance from 2000 to 2001 reflects the utilization of the net operating loss carryforwards in estimated 2001 taxable income of $1,172.000. The corresponding amount of net operating loss utilization for 2000 was $650,000.

At January 31, 2001, the Company had net operating loss carryforwards for tax purposes of $10,584,000 expiring 2007 through 2009. For financial reporting purposes, the net operating loss carryforward in 2001 is approximately $11,805,000. The difference relates to the nondeductible reserve for inventory valuation not recognized for tax purposes.

The Internal Revenue Service has not examined the Company tax returns during the years in which the net operating losses were generated or since that time. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.


11. Financial Instruments

Risk Management

Spitz's financial instruments subject to credit risk are primarily trade accounts receivable and cash. Credit is granted to customers in the ordinary course of business but the Company usually receives progress payments under the terms of its customer contracts. Additionally, letters of credit are often arranged to secure payment from international customers.

The Company and its subsidiary maintain cash balances at three financial institutions located in Maryland, Michigan and Pennsylvania. Accounts are secured by the Federal Deposit Insurance Corporation. During the normal course of business, balances may exceed the insured amount.

Spitz customer contracts are generally payable in U.S. currency. Occasionally, foreign currency will be required to purchase goods and services related to the installation of products at foreign customers sites. Spitz generally does not use derivative financial instruments with respect to such foreign currency requirements as their amounts are generally minor relative to the overall contract costs. air Value of Financial Instruments SFAS No. 107, "Disclosures About Fair Value of Financial Instruments", requires disclosures about the fair value of certain financial instruments for which it is practicable to estimate that value. For purposes of such disclosures, the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Management believes that the fair value of its financial instruments is generally equal to its book value.

12.  Supplemental Cash Flow Information

Non cash financing  transactions  consist of machinery and equipment of $127,000
and  $315,000   acquired  through  capital  leases  in  fiscal  2001  and  2000, respectively.

Interest paid on debt including capital lease obligations amounted to $119,000 in Fiscal 2001 and $98,000 in Fiscal 2000. The Company paid no federal income taxes in Fiscal 2001 and 2000.

13.  Significant Customers and Geographic Information

In fiscal year 2001, one customer accounted for 16.3% of total revenue. In fiscal year 2000, one customer accounted for 15.2% and another customer accounted for 10.1% of total revenue. Export revenues by geographic area for the years ended January 31 consist of (in thousands):

                                             Year ended January 31,
                                       -----------------------------------
                                                   2001              2000
                                       ----------------- -----------------
       Canada                                    $   15             $   7
       Europe                                     3,324             2,366
       Middle East                                1,650                 5
       Far East                                   1,321               710
                                       ----------------- -----------------
       Total export revenues                    $ 6,310           $ 3,088
                                       ================= =================

14.  Commitments and contingencies

At January 31, 2001 the Company was contingently liable for $427,908 under various standby letters of credit issued on its behalf by its bank and correspondents of its bank. The letters of credit were issued as security for performance and advances on customer contracts. The Company was also liable for $182,342 under a letter of credit issued by a correspondent of its bank to secure payment for a custom made machine ordered for its factory operations. The Company's bank underwrites the letter of credit requirements independent of its other debt agreements.

              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

    ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors - Executive Officers of the Company" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2001.

                         ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2001.



                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2001.



                 ITEM 12. CERTAIN RELATIONSHIPS AND TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to filed with the Commission within 120 days after January 31, 2001.

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

3.3 Certificate of Designations, Preferences and Rights of the Preferred Stock (Exhibit 4(b) to Registrant's 1989 Form 8-K filed with the Securities and Exchange Commission on February 15, 1989 ("1989 Form 8-K") incorporated herein by reference).

3.4   Certificate  of   Designations,   Rights  and   Preferences  of  Series  B
      Convertible Preferred Stock of Registrant, filed September 5, 1990 (Exhibit 3.4 to the 1991 10-K, incorporated herein by reference).

3.5 By-laws of Registrant, as amended (Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended January 31, 1989 ["1989 10-K") incorporated herein by reference).

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

4.5 Convertible Subordinated Debenture Purchase Agreement, dated as of November 22, 1989, between Registrant and the purchasers of convertible subordinated debentures set forth therein (Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 (the "10/31/89 10-Q") incorporated herein by reference).

10.1 Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan (Exhibit "A" to Registrant's Proxy Statement dated June 16, 1995 incorporated herein by reference).

10.2 Employment Agreement dated May 1, 1995 between Charles Holmes and Spitz Inc (Exhibit 10.2 to Registrant's 1996 10-K incorporated herein by reference).

10.3  Employment  Agreement dated May 1, 1995 between Paul Dailey and Spitz Inc.
      (Exhibit  10.3H  to  Registrant's   1996  10-K   incorporated   herein  by
      reference).

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

10.9 Purchase and sale of shares of Transnational Industries Inc. between the Estate of Alan W. Drew and Transnational Industries Inc. dated January 28, 2000 (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended April 30, 2000 (the "4/2000 Form 10-QSB") incorporated herein by reference).

10.10 Goldbelt Electric Theater LLC Operating Agreement between Goldbelt, Incorporated and Spitz Inc. dated April 10, 2000 (Exhibit 10.2 to the 4/2000 Form 10-QSB incorporated herein by reference).

10.11 Letter Agreement to Amend Revolving Line of Credit dated July 7, 2000, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended July 31, 2000 (the "7/2000 Form 10-QSB") incorporated herein by reference).

10.12 Line of Credit Modification Agreement dated July 7, 2000, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc (Exhibit 10.2 to the 7/2000 Form 10-QSB incorporated herein by reference).

10.13 Renewal Line of Credit Note dated July 7, 2000, of Transnational Industries Inc. and Spitz Inc. to First Keystone Federal Savings Bank (Exhibit 10.3 to the 7/2000 Form 10-QSB incorporated herein by reference).

21    Subsidiaries of Registrant (a Delaware corporation):

                                   Spitz, Inc.

   (b)   Reports on Form 8-K for the quarter ended January 31, 2001.

                  None

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 27, 2001                        Transnational Industries, Inc.


By:       /s/ Charles H. Holmes Jr.          By:    /s/  Paul L. Dailey
          --------------------------------          ----------------------------
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

    Signature                  Title                            Date



By: /s/ Charles H. Holmes Jr.
    --------------------------
    Charles H. Holmes Jr.      Director, President and          April 27, 2001
                               Chief Executive Officer
                               (Principal Executive Officer)

By: /s/  Paul L. Dailey
    --------------------------
    Paul L. Dailey             Vice President and               April 27, 2001
                               Chief Financial Officer
                               (Principal Financial Officer)
                               (Principal Accounting Officer)


By: /s/  Charles F. Huber
    --------------------------
    Charles F. Huber           Chairman of the Board            April 27, 2001
                               of Directors

By: /s/  William D. Witter
    --------------------------
    William D. Witter          Vice-Chairman of the Board       April 27, 2001
                               of Directors

By: /s/  Michael S. Gostomski
    --------------------------
    Michael S. Gostomski       Director                         April 27, 2001

By: /s/  Calvin a. Thompson
    --------------------------
    Calvin A. Thompson         Director                         April 27, 2001

By: /s/  Mason N. Carter
    --------------------------
    Mason Carter               Director                         April 27, 2001