Form 10KSB/A
period 2001-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2001-05-30
CIK 796228

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For  the fiscal year ended January 31, 2001

                                       OR

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

                                 (610) 459-5200
                           (Issuer's Telephone Number)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, $0.20 par value per share
                                (Title of Class)

     Check whether the Issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (_____)

     The Issuer's revenues for the fiscal year ended January 31, 2001, were $13,397,075.

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 31, 2001 was approximately $1,175,322 based on the average of bid and asked price of these shares. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

     As of March 31, 2001, 456,760 shares of Common Stock were outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

           Transitional Small Business Disclosure Format (check one):
                                    Yes No X

This filing on Form 10-KSB/A-1 amends and restates Part III, Items 9, 10, 11 and 12 of the Annual Report on Form 10-KSB of Transnational Industries, Inc. for the fiscal year ended January 31, 2001, filed on April 30, 2001.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Pursuant to the Registrant's By-laws, the number of Directors of the Registrant is determined by Board action, and is currently fixed at seven. There currently exist, however, one vacancy.

The following information is submitted with respect to the current directors of the Company. All such directors were elected as directors by the holders of Common Stock at the Company's last annual meeting of shareholders, except for Mason Carter who was elected by the Directors to fill a vacancy. All directors serve until the next annual meeting of shareholders and until their successors have been duly elected and shall have qualified.

                                                         Director
                 Name                      Age            Since

        Michael S. Gostomski1,2             50              1986
        Charles H. Holmes, Jr.              60              1994
        Charles F. Huber1                   71              1992
        William D. Witter1,2                71              1977
        Calvin A. Thompson1,2               76              1994
        Mason N. Carter                     55              2000




1 Member of Compensation Committee.

2 Member of Audit Committee.
                                                --------------------

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

Mason N. Carter became a director of the Company in October 2000. Mr. Carter has been President and Chief Executive Officer of Merrimac Industries Inc. since December 1996. From 1994 to 1996 he was President of the Products and Systems Group of Datatec Industries, Inc., Fairfield, New Jersey, a leading provider of data network implementation services.


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

            Name                        Position                           Age

   Charles H. Holmes, Jr.      President and Chief Executive                60
                               Officer and President of Spitz, Inc.

   Paul L. Dailey, Jr.         Chief Financial Officer, Secretary and       44
                               Vice President-Finance of Spitz, Inc.

   John A. Fogleman            Vice President - Operations of               52
                               Spitz, Inc.

   Jonathan A. Shaw            Chief Operating Officer, Executive Vice
                               President of Company and Spitz, Inc.         44


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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently competed fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, and other information of which the Company is aware, except as set forth below, no director, executive officer or beneficial owner of 10% or more of the Company's Common Stock failed to make a requisite filing on a timely basis.

Charles F. Huber failed to file timely a Form 4 to report each of the following acquisitions of Common Stock: 200 shares on March 29, 2000; 300 shares on April 3, 2000; 1,000 shares on April 10, 2000; 200 shares on June 19, 2000; 200 shares on June 20, 2000;  200 shares on June 21, 2000; 200 shares on June 22, 2000; 200 shares on June 23, 2000; 200 shares on June 27, 2000; 200 shares on July 3, 2000; 200 shares on July 7, 2000; 200 shares on July 24, 2000; 200 shares on July 27, 2000; 500 shares on August 8, 2000; 500 shares on August 9, 2000; 500 shares on September 14, 2000; 500 shares on September 15, 2000; an additional 500 shares on September 15, 2000; and 1,000 shares on September 29, 2000. A Form 4 reporting such transactions was subsequently filed by Mr. Huber on November 17, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to Charles H. Holmes, Jr., the Company's Chief Executive Officer and the other executive officers whose total annual salary and bonus exceeded $100,000 (collectively, the "Named Executive Officers") for the last completed fiscal year.



                                 Annual Compensation (a)

   Name and                                                                   All Other
Principal Position               Year            Salary        Bonus         Compensation
Charles H. Holmes, Jr.          2001          $ 141,618         $15,000         $5,408(b)
President and Chief             2000            138,555                          4,678(b)
Executive Officer               1999            133,090           7,500          4,800(b)



Jonathan A. Shaw                2001          $ 108,772         $ 5,000         $3,653(b)
Vice President and Chief        2000             96,604                          3,138(b)
Operating Officer               1999             85,150                          2,795(b)



Paul L. Dailey                  2001          $ 100,668         $ 5,000         $3,470(b)
Vice President and Chief        2000             92,926                          3,075(b)
Financial Officer               1999             86,700           4,500          3,071(b)



(a) Perquisites and other personal benefits amounted to less than ten percent of salary and are therefore not reported in table.

(b)  Consists entirely of Company contributions to 401(k) plan.



STOCK OPTION AND PERFORMANCE INCENTIVE PLAN

The Transnational Industries Inc. Stock Option and Performance Incentive Plan (the "Option Plan") awards key employees whose initiative is deemed valuable for the successful conduct and development of the Company's business. Under the Option Plan, awards may be in various forms of stock options, stock appreciation rights, and shares of Common Stock. The purpose of the Option Plan is to attract and retain the best available employees for the Company and its subsidiaries and to encourage the highest level of performance by such employees, thereby enhancing the value of the Company for the benefit of its stockholders. The Option Plan is also intended to motivate employees to contribute to the Company's future growth and profitability and to reward their performance in a manner that provides them with means to increase their holdings of Common Stock of the Company and aligns their interest with the interest of the stockholders of the Company. Awards are granted by the Compensation Committee of the Board of Directors of the Company. The Option Plan provides for the awarding of up to 150,000 shares of the Company's Common Stock to employees of the Company and its subsidiaries. Options to purchase 50,000 common shares have been granted as of January 31, 2001.

There were no awards made under the Option Plan during the fiscal year ended January 31, 2001. The following table sets forth information relating to prior option awards to the Named Executive Officers:



                          Aggregated Option Exercises in Fiscal Year Ended January 31, 2001
                                            and Fiscal Year End Option Values
  ------------------------------------------------------------------------------------------------------------------

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

  Charles H. Holmes, Jr.                        12,000 / 3,000                          $ 75,750 / $18,750

  Jonathan A. Shaw                               6,250 / 1,250                          $ 39,688 / $7,813

  Paul L. Dailey                                 8,125 / 1,875                          $ 51,406 / $11,719


EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. Holmes effective May 1, 1995. Under the agreement Mr. Holmes is currently paid an annual base salary of $147,000 which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits including group insurance, supplemental medical benefits and an automobile allowance. Mr. Holmes may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of the existing term. Pursuant to such provision, Mr. Holmes's contract automatically renewed on May 1, 2001, for the period through April 30, 2002. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to a lump sum payment equal to twice his annual base salary and the continuation of his fringe benefits for a period of two years. A non-renewal of the contract term by the Company within six months prior to or three years after a "Change in Control" will be treated as a termination without cause. A "Change in Control" is defined as (i) a change within twelve months of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's voting stock, (iii) the sale of the assets of Spitz, or
(iv) any merger or consolidation of the Company's business which results in a change in ownership of the majority of the equity of the Company. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

The Company also entered into an employment agreement with Mr. Shaw effective May 1, 1995. Under the agreement Mr. Shaw is currently paid an annual base salary of $115,500, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits. Mr. Shaw may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Shaw's contract automatically renewed on May 1, 2001, for the period through April 30, 2002. In the event that Mr. Shaw's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non renewal of the contract term by the Company within six months prior to or three years after a Change in Control will be treated as a termination without cause. The agreement also includes a restrictive covenant whereby Mr. Shaw agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.


The Company also entered into an employment agreement with Mr. Dailey effective May 1, 1995. Under the agreement Mr. Dailey is currently paid an annual base salary of $106,000, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits. Mr. Dailey may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Dailey's contract automatically renewed on May 1, 2001, for the period through April 30, 2002. In the event that Mr. Dailey's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non renewal of the contract term by the Company within six months prior to or three years after a Change in Control will be treated as a termination without cause. The agreement also includes a restrictive covenant whereby Mr. Dailey agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.


COMPENSATION OF DIRECTORS

Mr. Huber, the Chairman of the Board of Directors is compensated at a rate of $60,000 per annum and each other outside director is paid a fee of $15,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of March 31, 2001 (except for William
D. Witter and Charles Huber, whose respective beneficial ownership is disclosed in the immediately following table). The Common Stock is the Company's only class of voting securities.



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
         William D. Witter, Inc.
         153 East 53rd Street
         New York, NY 10022


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 31, 2001, the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made under the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and all of the Company's executive officers as a group:


                                                   Amount and Nature
       Name                                     of Beneficial Ownership             % of Common Stock
       ---------------------------------- ------------------------------------- -----------------------------
       William D. Witter                               216,498(1)                        47.4%
       Charles Huber                                    56,000                           12.3%
       Michael S. Gostomski                             21,290                            4.7%
       Calvin A. Thompson                               18,400(4)                         4.0%
       Charles H. Holmes, Jr.                           17,500(2)                         3.7%(3)
       Paul L Dailey                                    11,250(5)                         2.4%(3)
       Jonathan A. Shaw                                 10,000(6)                         2.2%(3)
       Mason N. Carter                                     0                              0.0%

       All current Directors and
       executive officers as a group (9
       persons)                                         358,943(7)                       72.3%(3)

1 Includes (i) 72,813 shares of Common Stock owned by Mr. Witter's spouse and adult children, (ii) 20,600 shares of Common Stock owned by the William D. Witter, Inc., Profit Sharing Fund, (iii) 646 shares of Common Stock owned by ADW Inc., (iv) 222 shares of Common Stock owned by Virginia Woods Witter, (v) 209 shares of Common Stock owned by the Helen C. Witter Trust,
     (vi) 214 shares owned by Elizabeth Tacy Witter and (vii) the 81,760 shares of Common Stock beneficially owned by Penfield Limited Partnership and described in the immediately preceding table. Mr. Witter disclaims a beneficial interest in the shares of Common Stock owned by Mr. Witter's spouse and children.

2 Includes 15,000 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Holmes's stock options.

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

5 Includes 10,000 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Dailey's stock options.

6 Includes 7,500 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Shaw's stock options.

7 Includes a total of 40,000 shares of Common Stock acquirable within sixty days upon the exercise of all stock options owned by the Company's executive officers.



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

Dated: May 29, 2001                              Transnational Industries, Inc.

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

    Signature                  Title                              Date


By: /s/ Charles H. Holmes Jr.
    --------------------------
    Charles H. Holmes Jr.      Director, President and            May 29, 2001
                               Chief Executive Officer
                               (Principal Executive Officer)

By: /s/  Paul L. Dailey
    --------------------------
    Paul L. Dailey             Vice President and                 May 29, 2001
                               Chief Financial Officer
                               (Principal Financial Officer)
                               (Principal Accounting Officer)


By: /s/  Charles F. Huber
    --------------------------
    Charles F. Huber           Chairman of the Board              May 29, 2001
                               of Directors

By: /s/  William D. Witter
    --------------------------
    William D. Witter          Vice-Chairman of the Board         May 29, 2001
                               of Directors

By: /s/  Michael S. Gostomski
    --------------------------
    Michael S. Gostomski       Director                           May 29, 2001

By: /s/ Calvin A. Thompson
    --------------------------
    Calvin A. Thompson         Director                           May 29, 2001

By: /s/ Mason N. Carter
    --------------------------
    Mason N. Carter            Director                           May 29, 2001