Form 10QSB
period 2001-04-30
TRANSNATIONAL INDUSTRIES INC
filed 2001-06-14
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended April 30, 2001

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

                          Common stock, $0.20 par value
                     Outstanding at April 30, 2001: 456,760

Transitional Small Business Disclosure Format (check one):
YES           NO    X

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                  PAGE


Part I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Condensed consolidated balance sheets -- April 30, 2001,
            and January 31, 2001.                                          3-4

            Condensed consolidated statements of operations -- Three
            months ended April 30, 2001 and 2000.                            5

            Condensed consolidated statements of cash flows -- Three
            months ended April 30, 2001 and 2000.                            6

            Notes to condensed consolidated financial statements --
            April 30, 2001.                                                7-8

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           9-11


Part II.   OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                               12


SIGNATURES                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                     April 30,      January 31,
                                                                        2001           2001
                                                                   -------------- --------------
Assets                                                                (Unaudited)     (Audited)

Current Assets:
  Cash                                                                     $ 536          $ 509
  Accounts receivable                                                      1,926          3,485
  Inventories                                                              2,345          2,393
  Deferred taxes                                                             368            368
  Other current assets                                                       358            315
                                                                   -------------- --------------

Total current assets                                                       5,533          7,070



Machinery and equipment:
  Machinery and equipment                                                $ 3,449        $ 3,182
  Less accumulated depreciation                                            2,322          2,231
                                                                   -------------- --------------

Net machinery and equipment                                                1,127            951



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                          74             74
  Computer software, less amortization                                       455            505
  Excess of cost over net assets of business acquired,
    less amortization                                                      1,672          1,689
                                                                   -------------- --------------

Total other assets                                                         2,201          2,268
                                                                   -------------- --------------

Total assets                                                              $8,861        $10,289
                                                                   ============== ==============


See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                     April 30,      January 31,
                                                                        2001           2001
                                                                   -------------- --------------
Liabilities and stockholders' equity                                (Unaudited)     (Audited)

Current liabilities:
  Accounts payable                                                       $   927       $  1,452
  Deferred maintenance revenue                                               558            671
  Accrued expenses                                                           526            581
  Billings in excess of cost and estimated earnings
  Billings in excess of cost and estimated earnings                        1,200          1,768
  Current portion of long-term debt                                          421            385
                                                                   -------------- --------------

Total current liabilities                                                  3,632          4,857

Long-term debt, less current portion                                         313            841


Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000  shares;
issued and outstanding 318 shares
     (liquidating value $171,323)                                             73             73
 Common stock, $0.20 par value -authorized
     1,000,000 shares; issued and outstanding 456,760
(excluding 45,710 shares held in treasury)                                   100            100
 Additional paid-in capital                                                8,519          8,516
 Accumulated deficit                                                     (3,639)        (3,961)
                                                                   -------------- --------------
                                                                           5,053          4,728
Less: Treasury stock                                                       (137)          (137)
                                                                   -------------- --------------
Total stockholders' equity                                                 4,916          4,591
                                                                   -------------- --------------

Total liabilities and stockholders' equity                              $  8,861      $  10,289
                                                                   ============== ==============


See notes to condensed consolidated financial statements.


                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)


                                                     Three Months Ended
                                                           April 30,
                                            --------------------------------

                                                     2001             2000
                                            --------------- ----------------

Revenues                                            $3,659           $3,002
Cost of Sales                                        2,591            2,066
                                            --------------- ----------------
Gross Margin                                         1,068              936

Selling expenses                                       200              214
Research and development                               247              225
General and administrative expenses                    258              239
                                            --------------- ----------------
                                                       705              678
                                            --------------- ----------------
Operating income                                       363              258

Interest expense                                        19               32
                                            --------------- ----------------
Income before income tax                               344              226

Provision for income taxes                              22               14
                                            --------------- ----------------
Net income                                             322              212

Preferred dividend requirement                           2                2
                                           --------------- ----------------
Income applicable to common shares                   $ 320            $ 210
                                            =============== ================


Basic income per common share                        $ .70            $ .46
                                            =============== ================
Diluted income per common share                      $ .65            $ .45
                                            =============== ================



         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                              Three Months Ended
                                                                  April 30,
                                                            --------------------
                                                                 2001      2000
                                                            ---------- ---------
       Net cash provided (used) by operating activities          770       380


       Net cash provided (used) by investing activities          (46)      (43)


       Net cash provided (used) for financing activities        (697)     (135)
                                                            ---------- ---------

       Increase (decrease) in cash                                27       202
       Cash at beginning of period                               509       107
                                                            ---------- ---------
            Cash at end of period                             $  536    $  309
                                                            ========== =========

See notes to condensed consolidated financial statements.


                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2001

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 2001, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2001, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2001.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                       Three Months ended
                                                                            April, 30
                                                                  --------------------------
                                                                           2001         2000
                                                                  ------------- ------------
Numerator (same for basic and dilutive):
        Net income                                                       $  322       $  212
        Preferred dividend requirement                                        2            2
                                                                  ------------- ------------
        Net income available to common stockholders                      $  320       $  210
                                                                  ============= ============
Denominator:
        Weighted average shares outstanding for basic earnings
        per share                                                       456,760      456,760
        Dilutive effect of employee stock options                        36,157       12,712
                                                                  ------------- ------------
        Weighted average shares outstanding and assumed
        conversions for dilutive earnings per share                     492,917      469,472
                                                                  ============= ============

Basic earnings per share                                                 $  .70       $  .46
                                                                  ============= ============
Diluted earnings per share                                               $  .65       $  .45
                                                                  ============= ============


Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 shares in each of three month periods ended April 30, 2001 and 2000.

Note C - Supplemental Cash Flow Information

Non-cash financing transactions consist of machinery and equipment of $205,000 acquired through a capital lease in April 2001.

           Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues for the first quarter of the fiscal year ended January 31, 2002 (Fiscal
2002) were $3,659,000 compared to $3,002,000 for the first quarter of the fiscal year ended January 31, 2001 (Fiscal 2001), an increase of $657,000 (22%). The increase was due to ImmersaVision and planetarium sales. ImmersaVision revenue amounted to $946,000 in the first quarter of Fiscal 2002 compared to $581,000 in the first quarter of Fiscal 2001, an increase of $365,000 (63%). The increase in ImmersaVision revenue in fiscal 2002 was attributable to work completed on the two ImmersaVision systems installed in the first quarter of Fiscal 2002 and the four systems scheduled for future delivery. Planetarium revenues were $1,233,000 in the first quarter of Fiscal 2002 compared to $695,000 in the first quarter of Fiscal 2001, an increase of $538,000 (77%). The increase in planetarium revenues was attributable to higher volume from the sale of systems for the educational market. Planetarium revenues include $303,000 for the sale of maintenance and parts in the first quarter of Fiscal 2002 compared to $313,000 in the first quarter of Fiscal 2001, a decrease of $10,000 (3%). The decrease in maintenance and parts revenues was due to the timing of performance on preventive maintenance agreements. Dome revenues were $1,480,000 in the first quarter of Fiscal 2002 compared to $1,726,000 in the first quarter of Fiscal 2001, a decrease of $246,000 (14%). The lower dome revenues in Fiscal 2002 were attributable to lower volume from film theaters and ride simulators, as a dome for major a theme park attraction was completed in Fiscal 2001. Otherwise, dome revenues from planetarium and special projects increased. Special project domes consisted of a special effects attraction for a casino completed in May 2001 which replaced the revenue in the previous year from the special theater dome for a major European automobile maker.

The backlog of unearned revenue as of April 30, 2001 was approximately $6,200,000. There are many promising sales prospects for all of the Company's products. The Company expects that this will lead to significant orders which will impact revenue during the next year; however, the initial impact on revenue in Fiscal 2002 will be limited due to the timing of expected deliveries for such orders. As a result, it is unlikely that the Company can sustain first quarter revenue levels for the remainder of Fiscal 2002. This is an example of the temporary fluctuations resulting from the timing of customer projects. The strong sales prospects combined with the successful operations of the new ImmersaVision theaters are expected to sustain long-term revenue growth beyond Fiscal 2002.

Gross margins were 29.2% in the first quarter of Fiscal 2002 compared to 31.2% in the first quarter of Fiscal 2001. The decrease was attributable to lower revenues from high margin dome sales, which were replaced by lower margin ImmersaVision and Planetarium sales. Dome gross margins continued to be strong and ImmersaVision margins continued to lag, while planetarium margins showed improvement due to volume related efficiencies. Selling expenses decreased $14,000 (6%) in Fiscal 2002 due to lower expenditures on conference and trade show activities. Research and development expenses increased $22,000 (10%) in Fiscal 2002 as work continued on various modifications and improvements of ImmersaVision products, the continued creation of proprietary programming tools for software content development for ImmersaVision, and improvements to optical planetarium products. General and administrative expenses increased $19,000 (8%) in Fiscal 2002 primarily due to improvements to the Company's management information systems.

Interest expense amounted to $19,000 in the first quarter of Fiscal 2002 compared to $32,000 in the first quarter of Fiscal 2001, a decrease of $13,000 attributable to the scheduled pay down of term debt and lower use of the bank line of credit. The $19,000 reported in the first quarter of Fiscal 2002 consisted of $10,000 paid on bank debt agreements and $10,000 paid on capital leases offset by $1,000 of interest income. The $32,000 reported in the first quarter of Fiscal 2001 consisted of $20,000 paid on bank debt agreements and $12,000 paid on capital leases. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. Income tax expense consists of state income taxes of $22,000 in the first quarter of Fiscal 2002 compared to $14,000 in the first quarter of Fiscal 2001. As a result of the above, net income of $322,000 was recorded in the first quarter of Fiscal 2002 compared to $212,000 in the first quarter of Fiscal 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $770,000 in the first quarter of Fiscal 2002, compared to $380,000 used in the first quarter of Fiscal 2001. The $770,000 of net cash provided by operating activities in first quarter of Fiscal 2002 was produced by adding $293,000 of cash provided by changes in operating assets and liabilities and $155,000 of non-cash charges to $322,000 of net income. The $380,000 of net cash provided by operating activities in first quarter of Fiscal 2001 was produced by adding $39,000 of cash provided by changes in operating assets and liabilities and $129,000 of non-cash charges to $212,000 of net income. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from period to period to remain both material and variable.

The $770,000 provided by operations in the first quarter of Fiscal 2002 was partially used by $46,000 of investing activities and $697,000 of financing activities. The $380,000 provided by operations in the first quarter of Fiscal 2001 was partially used by $43,000 of investing activities and $135,000 of financing activities. The net result was a $27,000 increase in cash balances during the first quarter of Fiscal 2002 compared to an increase of $202,000 during the first quarter of Fiscal 2001.

Financing activities in the first quarter of Fiscal 2002 consisted of net payments of $600,000 on the revolving credit note, payments of $51,000 on capital leases and monthly principal payments on the bank term note of $46,000. Non cash financing transactions in the first quarter fiscal 2002 consist of $205,000 of machinery and equipment acquired through capital leases. Financing activities in the first quarter of Fiscal 2001 consisted of proceeds of $80,000 from the revolving credit note offset by payments of $36,000 on capital leases, monthly principal payments on the bank term note of $42,000 and the purchase of treasury stock at a cost of $137,000.

Total debt at April 30, 2001 was $734,000, a decrease of $492,000 from the $1,226,000 at January 31, 2001. In summary, the decrease resulted from $600,000 of net payments on the revolving credit note, $46,000 of scheduled payments applied to term debt and $51,000 of payments applied to capital lease obligations, offsetting a new capital lease of $205,000.

Investing activities in the first quarter of Fiscal 2002 consisted of $46,000 of various machinery and equipment additions, compared to $43,000 of the same in first quarter of Fiscal 2001.

At April 30, 2001 there was no balance on the revolving credit note compared to $600,000 at January 31, 2001. This resulted in unused borrowing capacity of $1,100,000 at April 30, 2001 compared to $500,000 at January 31, 2001. Cash balances of $536,000 provided additional liquidity at April 30, 2001 compared to $509,000 at January 31, 2001. The next source of liquidity, accounts receivable, decreased to $1,926,000 at April 30, 2001 compared to $3,485,000 at January 31, 2001. This resulted in a $932,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at April 30, 2001 compared to January 31, 2001. Contributing to the decrease in liquidity available from cash, borrowing capacity and accounts receivable was a $669,000 reduction in funding from contracts in progress as revenue exceeded billings by $101,000 at April 30, 2001 compared to the $568,000 by which billings exceeded revenue recorded at January 31, 2001. This illustrates the effect of customer progress payments on cash flow.

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

                              II. OTHER INFORMATION

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits


(b) The Registrant did not file any reports on Form 8-K during the three months ended April 30, 2001.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TRANSNATIONAL INDUSTRIES, INC.



                                              /s/   Paul L. Dailey, Jr.
                                              -------------------------
        Date:  June 14, 2001                  Paul L. Dailey, Jr.
                                              Secretary-Treasurer

                                              Signing on Behalf of Registrant
                                              and as Chief Financial Officer