Form 10QSB
period 2001-07-31
TRANSNATIONAL INDUSTRIES INC
filed 2001-09-13
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

         For the transition period from                 to
                                        ---------------    -------------

                  Commission File Number 0-14835

                         TRANSNATIONAL INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                        22-2328806
  (State or Other Jurisdiction of                        (IRS Employer
   Incorporation or Organization)                      Identification Number)



                               Post Office Box 198
                                  U.S. Route 1
                         Chadds Ford, Pennsylvania 19317
                    (Address of principal executive offices)

                                 (610) 459-5200
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          Common stock, $0.20 par value
                     Outstanding at August 31, 2001: 456,760

Transitional Small Business Disclosure Format (check one):
YES           NO    X
     -----        -----

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                  PAGE


Part I.    FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Condensed consolidated balance sheets -- July 31, 2001,
             and January 31, 2001.                                         3-4

             Condensed consolidated statements of operations -- Three
             months ended July 31, 2001 and 2000; six months ended
             July 31, 2001 and 2000.                                         5

             Condensed consolidated statements of cash flows -- Six
             months ended July 31, 2001 and 2000.                            6

             Notes to condensed consolidated financial statements --
             July 31, 2001.                                                7-8

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-12


Part II.   OTHER INFORMATION

  Item 6.    Exhibits and Reports on Form 8-K                               13


SIGNATURES                                                                  13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                     July 31,      January 31,
                                                                        2001           2001
                                                                   -------------- -------------
Assets                                                                (Unaudited)    (Audited)
Current Assets:
  Cash                                                                  $    370      $    509
  Accounts receivable                                                      2,092         3,485
  Inventories                                                              1,884         2,393
  Deferred taxes                                                             368           368
  Other current assets                                                       367           315
                                                                    ------------- -------------

Total current assets                                                       5,081         7,070



Machinery and equipment:
  Machinery and equipment                                                $ 3,659       $ 3,182
  Less accumulated depreciation                                            2,418         2,231
                                                                    ------------- -------------

Net machinery and equipment                                                1,241           951



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                          74            74
  Computer software, less amortization                                       404           505
  Excess of cost over net assets of business acquired,
    less amortization                                                      1,655         1,689
                                                                    ------------- -------------

Total other assets                                                         2,133         2,268
                                                                    ------------- -------------

Total assets                                                             $ 8,455      $ 10,289
                                                                    ============= =============


See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                                     July 31,      January 31,
                                                                        2001           2001
                                                                  -------------- -------------
Liabilities and stockholders' equity                                (Unaudited)      (Audited)

 Current Liabilities:
  Accounts payable                                                      $    599    $   1,452
  Deferred maintenance revenue                                               677          671
  Accrued expenses                                                           551          581
  Billings in excess of cost and estimated earnings                        1,059        1,768
  Current portion of long-term debt                                          409          385
                                                                  -------------- -------------

Total current liabilities                                                  3,295        4,857

Long-term debt, less current portion                                         222          841


Stockholders' equity:
  Series B cumulative convertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 318 shares
  (liquidating value $173,509)                                                73           73
 Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 456,760
  (excluding 45,710 shares held in treasury)                                 100          100
 Additional paid-in capital                                                8,521        8,516
 Accumulated deficit                                                     (3,619)       (3,961)
                                                                  -------------  -------------
                                                                           5,075        4,728
Less: Treasury stock                                                       (137)        (137)
                                                                  -------------  -------------
Total stockholders' equity                                                 4,938        4,591
                                                                  -------------  -------------

Total liabilities and stockholders' equity                             $   8,455   $   10,289
                                                                  ============== =============


See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended                  Six Months Ended
                                                      July 31                            July 31
                                             ----------------------------      ---------------------------
                                                     2001          2000                2001          2000
                                             ------------- -------------       ------------- -------------
Revenues                                         $  2,475      $  3,203            $  6,134      $  6,205
Cost of Sales                                       1,701         2,203               4,292         4,269
                                             ------------- -------------       ------------- -------------
Gross Margin                                          774         1,000               1,842         1,936

Selling expenses                                      232           208                 432           422
Research and development                              207           243                 454           468
General and administrative expenses                   294           270                 552           509
                                             ------------- -------------       ------------- -------------
                                                      733           721               1,438         1,399
                                             ------------- -------------       ------------- -------------
Operating income                                       41           279                 404           537

Interest expense                                       18            34                  37            66
                                             ------------- -------------       ------------- -------------
Income before income tax                               23           245                 367           471

Provision for income taxes                              3            15                  25            29
                                             ------------- -------------       ------------- -------------
Net income                                             20           230                 342           442

Preferred dividend requirement                          2             2                   4             4
                                             ------------- -------------       ------------- -------------
Income applicable to common shares                 $   18       $   228              $  338        $  438
                                             ============= =============       ============= =============

Basic income per common share                      $ 0.04        $ 0.50              $ 0.74        $ 0.96
                                             ============= =============       ============= =============
Diluted income per common share                    $ 0.04        $ 0.48              $ 0.69        $ 0.93
                                             ============= =============       ============= =============

         See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                               Six Months Ended
                                                                  July 31,
                                                            --------------------
                                                                 2001      2000
                                                            ---------- ---------
       Net cash provided (used) by operating activities        $ 933    $  183


       Net cash provided (used) by investing activities         (272)      (65)


       Net cash provided (used) for financing activities        (800)     (180)
                                                            ---------- ---------

       Increase (decrease) in cash                              (139)      (62)
       Cash at beginning of period                               509       107
                                                            ---------- ---------
            Cash at end of period                             $  370    $   45
                                                            ========== =========

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2001

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended July 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2001, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2001.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                      Three Months Ended            Six Months Ended
                                                                           July 31                       July 31
                                                                  -------------------------    -------------------------
                                                                         2001         2000            2001         2000
                                                                  ------------ ------------    ------------ ------------
Numerator (same for basic and diluted):
Net income                                                              $  20       $  230           $ 342        $ 442
Preferred dividend requirement                                              2            2               4            4
                                                                  ------------ ------------    ------------ ------------

Net income available to common  stockholders                            $  18       $  228           $ 338        $ 438
                                                                  ============ ============    ============ ============

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                                 456,760      456,760         456,760      456,760
Dilutive effect of employee stock options                              36,489       15,006          36,323       13,859
                                                                  ------------ ------------    ------------ ------------
Weighted average shares outstanding and assumed conversions
for diluted earnings per share                                        493,249      471,766         493,083      470,619
                                                                  ============ ============    ============ ============

Basic income per share                                                  $ .04        $ .50           $ .74        $ .96
                                                                  ============ ============    ============ ============
Diluted income per share                                                $ .04        $ .48           $ .69        $ .93
                                                                  ============ ============    ============ ============

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 in each of periods ended July 31, 2001 and 2000.

Note C - Supplemental Cash Flow Information

Non-cash financing transactions consist of machinery and equipment of $205,000 acquired through a capital lease in April 2001.

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues in the second quarter and first six months of the fiscal year ending January 31, 2002 ("Fiscal 2002") were $2,475,000 and $6,134,000 compared to
$3,203,000 and $6,205,000 in the comparable periods of the fiscal year ended January 31, 2001 ("Fiscal 2001"). The decreases of $728,000 (23%) for the quarter and $71,000 (1%) for the six-month period were due principally to lower dome revenues. ImmersaVision revenues were $636,000 and $1,582,000 in the first quarter and first six months of Fiscal 2002, compared to $808,000 and $1,389,000 in the first quarter and first six months of Fiscal 2001, respectively. Dome revenues were $945,000 and $2,425,000 in the second quarter and first six months of Fiscal 2002 compared to $1,622,000 and $3,348,000 in the comparable periods of Fiscal 2001, a decrease of $677,000 (42%) and $923,000 (28%) for the quarter and the six-month period, respectively. The decrease in dome revenues was attributable to lower revenues from ride simulation attractions and, to a lesser degree, from film theaters. Otherwise, dome revenues from planetarium theaters increased and dome revenues from special projects remained relatively constant. Special project domes consisted of a special effects attraction for a casino completed in May 2001 which replaced the revenues in the previous year from the special theater dome for a major European automobile maker. Planetarium revenues were $894,000 and $2,127,000 in the second quarter and first six months of Fiscal 2002 compared to $773,000 and $1,468,000 in the comparable periods of Fiscal 2001, an increase of $121,000 and $659,000 for the quarter and the six-month period, respectively. The increase in planetarium revenues was attributable to higher volume from the sale of systems for the educational market. Planetarium revenues attributable to the sale of maintenance and parts were relatively constant for the period at $285,000 and $588,000 in the second quarter and first six months of Fiscal 2002 compared to $285,000 and $598,000 in the comparable periods of Fiscal 2001.

The backlog of unearned revenue as of July 31, 2001 was approximately $5,300,000. There are many promising sales prospects for all of the Company's products. The Company expects that this will lead to significant orders which will impact revenues during the next year; however, the initial impact on revenues in Fiscal 2002 will be limited due to the timing of expected deliveries for such orders. As a result, the Company expects lower revenue levels for the second half of Fiscal 2002. This is an example of the temporary fluctuations resulting from the timing of customer projects. The strong sales prospects combined with the successful operations of the new ImmersaVision theaters are expected to sustain long-term revenue growth beyond Fiscal 2002.

Gross margins were relatively constant at 31.3% and 30.0% in the second quarter and first six-month periods of Fiscal 2002 compared to 31.2% in each of the comparable periods of Fiscal 2001. Dome gross margins continued to be strong and ImmersaVision margins continued to lag, while planetarium margins showed improvement due to volume related efficiencies. Selling expenses increased $24,000 (11%) in the second quarter and $10,000 (2%) in the first six months of Fiscal 2002 compared to the comparable periods of Fiscal 2001. The increase in selling expense was due to higher engineering resources devoted to sales proposal efforts and the timing of sales related travel. Research and development expenses decreased $36,000 (15%) and $14,000 (3%) in the second quarter and first six months of Fiscal 2002 compared to the comparable periods of Fiscal 2001. The decrease in research and development expenses was due to higher use of engineering resources for customer projects, sales proposals and the installation of new factory machinery. General and administrative expenses increased $24,000 (9%) and $43,000 (8%) in the second quarter and first six months of Fiscal 2002 compared to the comparable periods of Fiscal 2001. The increase in general and administrative expenses was due primarily to costs related to information system improvements and strategic planning.

Net interest expense amounted to $18,000 and $37,000 in the second quarter and first six months of Fiscal 2002 compared to $34,000 and $66,000 in the comparable periods of Fiscal 2001. The decrease in interest expense is attributable to the scheduled pay down of term debt and lower use of the bank line of credit. The $18,000 and $37,000 reported in the first quarter and first six months of Fiscal 2002 consisted of $5,000 and $15,000 paid on bank debt agreements plus $15,000 and $25,000 paid on capital lease obligations offset by $2,000 and $3,000 of interest income. The $34,000 and $66,000 reported in the first quarter and first six months of Fiscal 2001 consisted of $24,000 and $44,000 paid on bank debt agreements plus $10,000 and $22,000 paid on capital lease obligations. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for state income taxes amounted to $3,000 and $25,000 in the second quarter and first six months of Fiscal 2002 compared to $15,000 and $29,000 in the comparable periods of Fiscal 2001. As a result of the above, the Company reported net income of $20,000 and $342,000 in the second quarter and first six months of Fiscal 2002 compared to of $230,000 and $442,000 for the comparable periods of Fiscal 2000.

Liquidity and Capital Resources

Net cash provided by operating activities was $933,000 in first six months of Fiscal 2002, compared to $183,000 in the first six months of Fiscal 2001. The $933,000 of net cash provided by operating activities in the first six months of Fiscal 2002 was produced by adding $244,000 of cash provided by changes in operating assets and liabilities and $347,000 of non-cash charges to $342,000 of net income. The $183,000 of net cash provided by operating activities in the first six months of Fiscal 2001 was produced by adding $259,000 of non-cash charges to $442,000 of net income and subtracting $518,000 of cash used by changes in operating assets and liabilities. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from period to period to remain both material and variable.

The $933,000 provided by operations in the first six months of Fiscal 2002 was offset by $800,000 used by financing activities and $272,000 used by investing activities. The $183,000 provided by operations in the first six months of Fiscal 2001 was offset by $180,000 used by financing activities and $65,000 used by investing activities. The net result was a $139,000 decrease in cash balances during the first six months of Fiscal 2002 compared to a decrease of $62,000 during the first six months of Fiscal 2001.

Financing activities in the first six months of Fiscal 2002 consisted of net payments of $600,000 on the revolving credit note, payments of $107,000 on capital leases and monthly principal payments on the bank term note of $93,000. Non cash financing transactions in the first six months of Fiscal 2002 consisted of $205,000 of machinery and equipment acquired through capital leases. Financing activities in the first six months of Fiscal 2001 consisted of net proceeds of $115,000 from the revolving credit note offset by payments of $74,000 on capital leases, monthly principal payments on the bank term note of $84,000 and the purchase of treasury stock at a cost of $137,000.

Total debt at July 31, 2001 was $631,000, a decrease of $595,000 from the $1,226,000 at January 31, 2001. In summary, the decrease resulted from $600,000 of net payments on the revolving credit note, $93,000 of scheduled payments applied to term debt and $107,000 of payments applied to capital lease obligations, offsetting a new capital lease of $205,000.

Investing activities in the first six months of Fiscal 2002 consisted of $272,000 of various machinery and equipment additions, compared to $65,000 of the same in first six months of Fiscal 2001.

At July 31, 2001 there was no balance on the revolving credit note, compared to a $600,000 balance at January 31, 2001. This resulted in unused borrowing capacity of $1,100,000 at July 31, 2001 compared to $500,000 at January 31, 2001. Cash balances of $370,000 provided additional liquidity at July 31, 2001 compared to $509,000 at January 31, 2001. The next source of liquidity, accounts receivable, decreased to $2,092,000 at July 31, 2001 compared to $3,485,000 at January 31, 2001. This resulted in a $932,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at July 31, 2001 compared to January 31, 2001. Contributing to the decrease in liquidity available from cash, borrowing capacity and accounts receivable was a $354,000 reduction in funding from contracts in progress, as billings exceeded revenue recorded by $214,000 at July 31, 2001 compared to the $568,000 at January 31, 2001.

The bank debt agreements combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future.


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

                              II. OTHER INFORMATION

Items 1-5

  None

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits



(b) The Registrant did not file any reports on Form 8-K during the three months ended July 31, 2001.





                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TRANSNATIONAL INDUSTRIES, INC.



                                              /s/   Paul L. Dailey, Jr.
                                              -------------------------
        Date:  September 14, 2001             Paul L. Dailey, Jr.
                                              Secretary-Treasurer

                                              Signing on Behalf of Registrant
                                              and as Chief Financial Officer