Form 10QSB
period 2001-10-31
TRANSNATIONAL INDUSTRIES INC
filed 2001-12-17
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2001

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

                          Common stock, $0.20 par value
                    Outstanding at November 30, 2001: 456,760

Transitional Small Business Disclosure Format (check one):
YES           NO    X
     -----        -----

                          TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                  PAGE


Part I.    FINANCIAL INFORMATION

 Item 1.    Financial Statements

            Condensed consolidated balance sheets -- October 31, 2001,
            and January 31, 2001.                                           3-4

            Condensed consolidated statements of operations -- Three
            months ended October 31, 2001 and 2000; nine months ended
            October 31, 2001 and 2000.                                        5

            Condensed consolidated statements of cash flows -- Nine
            months ended October 31, 2001 and 2000.                           6

            Notes to condensed consolidated financial statements --
            October 31, 2001.                                               7-8

 Item 2.    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                            9-12


Part II.   OTHER INFORMATION

 Item 6.    Exhibits and Reports on Form 8-K                                 13


SIGNATURES                                                                   13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                      Condensed Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                    October 31,    January 31,
                                                                        2001           2001
                                                                   -------------- -------------
Assets                                                                (Unaudited)    (Audited)
Current Assets:
  Cash                                                                     $ 135         $ 509
  Accounts receivable                                                      1,331         3,485
  Inventories                                                              2,470         2,393
  Deferred taxes                                                             368           368
  Other current assets                                                       372           315
                                                                   -------------- -------------

Total current assets                                                       4,676         7,070



Machinery and equipment:
  Machinery and equipment                                                $ 3,676       $ 3,182
  Less accumulated depreciation                                            2,516         2,231
                                                                   -------------- -------------

Net machinery and equipment                                                1,160           951



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                          74            74
  Computer software, less amortization                                       393           505
  Excess of cost over net assets of business acquired,
    less amortization                                                      1,639         1,689
                                                                   -------------- -------------

Total other assets                                                         2,106         2,268
                                                                   -------------- -------------

Total assets                                                              $7,942       $10,289
                                                                   ============== =============

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                                   October 31,     January 31,
                                                                        2001           2001
                                                                  -------------- -------------
Liabilities and stockholders' equity                                (Unaudited)      (Audited)

 Current Liabilities:
  Accounts payable                                                      $    436    $   1,452
  Deferred maintenance revenue                                               720          671
  Accrued expenses                                                           307          581
  Billings in excess of cost and estimated earnings                        1,119        1,768
  Current portion of long-term debt                                          407          385
                                                                  -------------- -------------

Total current liabilities                                                  2,989        4,857

Long-term debt, less current portion                                         335          841


Stockholders' equity:
  Series B cumulative convertible preferred stock,
  $0.01 par value - authorized 100,000 shares;
  issued and outstanding 318 shares
  (liquidating value $175,695)                                                73           73
 Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 456,760
  (excluding 45,710 shares held in treasury)                                 100          100
 Additional paid-in capital                                                8,521        8,516
 Accumulated deficit                                                     (3,939)      (3,961)
                                                                  -------------- -------------
                                                                           4,755        4,728
Less: Treasury stock                                                       (137)        (137)
                                                                  -------------- -------------
Total stockholders' equity                                                 4,618        4,591
                                                                   ------------- -------------

Total liabilities and stockholders' equity                                $7,942      $10,289
                                                                   ============= =============


See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                Three Months Ended                   Nine Months Ended
                                                    October 31                          October 31
                                             ---------------------------       ---------------------------
                                                     2001          2000                2001          2000
                                             ------------- -------------       ------------- -------------
Revenues                                           $ 1,935        $ 3,329           $ 8,069       $ 9,534
Cost of Sales                                        1,389          2,313             5,681         6,582
                                             -------------- --------------     ------------- -------------
Gross Margin                                           546          1,016             2,388         2,952

Selling expenses                                       201            231               633           653
Research and development                               309            275               763           743
General and administrative expenses                    358            247               910           756
                                             -------------- --------------     ------------- -------------
                                                       868            753             2,306         2,152
                                             -------------- --------------     ------------- -------------
Operating income (loss)                              (322)            263                82           800

Interest expense                                        16             28                53            94
                                             -------------- --------------     ------------- -------------
Income (loss) before income tax                      (338)            235                29           706

Provision for income taxes                            (18)             15                 7            44
                                             -------------- --------------     ------------- -------------
Net income (loss)                                    (320)            220                22           662

Preferred dividend requirement                           2              2                 6             6
                                             -------------- --------------     ------------- -------------
Income applicable to common shares                 $ (322)        $   218             $  16        $  656
                                             ============= ==============      ============ =============

Basic income (loss) per common share              $ (0.70)         $ 0.48            $ 0.04        $ 1.44
                                             ============== ==============     ============= =============
Diluted income (loss) per common share            $ (0.70)         $ 0.45            $ 0.03        $ 1.38
                                             ============== ==============     ============= =============

         See notes to condensed consolidated financial statements.

                        Transnational Industries, Inc.

                        Condensed Consolidated Statements
                                  of Cash Flows

                                   (Unaudited)
                                 (In thousands)

                                                               Nine Months Ended
                                                                 October 31,
                                                            --------------------
                                                                 2001      2000
                                                            ---------- ---------
       Net cash provided (used) by operating activities        $ 638    $  769


       Net cash provided (used) by investing activities          (91)     (105)


       Net cash provided (used) for financing activities        (921)     (748)
                                                            ---------- ---------

       Increase (decrease) in cash                              (374)      (84)
       Cash at beginning of period                               509       107
                                                            ---------- ---------
            Cash at end of period                             $  135    $   23
                                                            ========== =========

See notes to condensed consolidated financial statements.

                         Transnational Industries, Inc.

              Notes to Condensed Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 2001

Note A -- BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended October 31, 2001, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2001, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2001.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                      Three Months Ended           Nine Months Ended
                                                                          October 31                  October 31
                                                                  --------------------------   -------------------------
                                                                         2001         2000            2001         2000
                                                                  ------------ -------------   ------------ ------------
Numerator (same for basic and diluted):
Net income (loss)                                                     $ (320)          $ 220          $ 22         $ 662
Preferred dividend requirement                                              2              2             6             6
                                                                  ------------ --------------  ------------ -------------

Net income (loss) available to common  stockholders                   $ (322)          $ 218          $ 16         $ 656
                                                                  ============ ==============  ============ =============

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                                 456,760        456,760       456,760       456,760
Dilutive effect of employee stock options                              32,830         29,273        35,159        18,997
                                                                  ------------ --------------  ------------ -------------
Weighted average shares outstanding and assumed conversions
for diluted earnings per share                                        489,590        486,033       491,919       475,757
                                                                  ============ ==============  ============ =============

Basic income (loss) per share                                         $(0.70)          $ .48         $ .04        $ 1.44
                                                                  ============ ==============  ============ =============
Diluted income (loss) per share                                      $ (0.70)          $ .45         $ .03        $ 1.38
                                                                  ============ ==============  ============ =============

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 in each of periods ended October 31, 2001 and 2000.

Note C - Supplemental Cash Flow Information

Non-cash financing transactions consist of machinery and equipment of $437,000 acquired through capital leases in the nine months ended October 31, 2001.

        Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Results of operations

Revenues in the third quarter and first nine months of the fiscal year ending January 31, 2002 ("Fiscal 2002") were $1,935,000 and $8,069,000 compared to
$3,329,000 and $9,534,000 in the comparable periods of the fiscal year ended January 31, 2001 ("Fiscal 2001"). The decreases of $1,394,000 (42%) for the quarter and $1,465,000 (15%) for the nine-month period were due to lower dome and ImmersaVision revenues, which were partially offset by higher planetarium revenues. ImmersaVision revenues were $316,000 and $1,898,000 in the first quarter and first nine months of Fiscal 2002, compared to $1,251,000 and $2,640,000 in the first quarter and first nine months of Fiscal 2001, a decrease of $935,000 (75%) and $742,000 (28%) for the quarter and the nine-month period, respectively. The decrease in ImmersaVision revenues was attributable to the winding down of work on several successfully installed systems during the past year. Dome revenues were $689,000 and $3,114,000 in the third quarter and first nine months of Fiscal 2002 compared to $1,233,000 and $4,581,000 in the comparable periods of Fiscal 2001, a decrease of $544,000 (44%) and $1,467,000 (32%) for the quarter and the nine-month period, respectively. The decrease in dome revenues was principally attributable to lower revenues from ride simulation attractions and special projects. Otherwise, dome revenues from planetarium theaters increased and dome revenues from film theaters remained relatively constant. Special project domes consisted of a special effects attraction for a casino completed in May 2001 which followed the revenues in the previous year from the special theater dome for a major European automobile maker. Planetarium revenues were $930,000 and $3,057,000 in the third quarter and first nine months of Fiscal 2002 compared to $845,000 and $2,313,000 in the comparable periods of Fiscal 2001, an increase of $85,000 (10%) and $744,000 (32%) for the quarter and the nine-month period, respectively. The increase in planetarium revenues was attributable to higher volume from the sale of systems for the educational market. Planetarium revenues attributable to the sale of maintenance and parts decreased slightly to $356,000 and $944,000 in the third quarter and first nine months of Fiscal 2002 compared to $382,000 and $980,000 in the comparable periods of Fiscal 2001.

The backlog of unearned revenue as of October 31, 2001 was approximately $6,000,000. There are many promising sales prospects for all of the Company's products. The Company expects that this will lead to significant orders which will impact revenues during the next year; however, the initial impact on revenues will be limited due to the timing of expected deliveries for such orders. As a result, the Company expects lower revenue levels to continue for the remainder of Fiscal 2002 and into the early part of Fiscal 2003. This is an example of the temporary fluctuations resulting from the timing of customer projects. The strong sales prospects combined with the successful operations of the new ImmersaVision theaters are expected to sustain long-term revenue growth beyond Fiscal 2003.

Gross margins decreased to 28.2% and 29.6% in the third quarter and first nine-months of Fiscal 2002 compared to 30.5% and 31.0% in the comparable periods of Fiscal 2001. The decrease in gross margins was attributable to inefficiencies from lower dome volume and unanticipated costs of completing ImmersaVision installations. Overall, dome gross margins continued to lead ImmersaVision and improving planetarium margins. Selling expenses decreased $30,000 (13%) in the third quarter and $20,000 (3%) in the first nine months of Fiscal 2002 compared to the comparable periods of Fiscal 2001. The decrease in selling expense was due to lower sales travel and independent agent expenses. Research and development expenses increased $34,000 (12%) and $20,000 (3%) in the third quarter and first nine months of Fiscal 2002 compared to the comparable periods of Fiscal 2001. The increase in research and development expenses was due to efforts in ImmersaVision product development for markets outside of the planetarium market. General and administrative expenses increased $111,000 (45%) and $154,000 (20%) in the third quarter and first nine months of Fiscal 2002 compared to the comparable periods of Fiscal 2001. The increase in general and administrative expenses was due primarily to strategic planning efforts and information system improvements.

Net interest expense amounted to $16,000 and $53,000 in the third quarter and first nine months of Fiscal 2002 compared to $28,000 and $94,000 in the comparable periods of Fiscal 2001. The decrease in interest expense is attributable to the scheduled pay down of term debt and lower use of the bank line of credit. The $16,000 and $53,000 reported in the first quarter and first nine months of Fiscal 2002 consisted of $4,000 and $19,000 paid on bank debt agreements plus $15,000 and $40,000 paid on capital lease obligations offset by $3,000 and $6,000 of interest income. The $28,000 and $94,000 reported in the first quarter and first nine months of Fiscal 2001 consisted of $13,000 and $57,000 paid on bank debt agreements plus $15,000 and $37,000 paid on capital lease obligations. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. The provision for state income taxes amounted to an $18,000 intra-period credit in the third quarter and $7,000 of tax expense for the first nine months of Fiscal 2002 compared to $15,000 and $44,000 of tax expense in the comparable periods of Fiscal 2001. As a result of the above, the Company reported a net loss of $320,000 and net income of $22,000 in the third quarter and first nine months of Fiscal 2002, respectively, compared to net income of $220,000 and $662,000 for the comparable periods of Fiscal 2001.

Liquidity and Capital Resources

Net cash provided by operating activities was $638,000 in first nine months of Fiscal 2002, compared to $769,000 in the first nine months of Fiscal 2001. The $638,000 of net cash provided by operating activities in the first nine months of Fiscal 2002 was produced by adding $516,000 of non-cash charges and $100,000 of cash provided by changes in operating assets and liabilities to $22,000 of net income. The $769,000 of net cash provided by operating activities in the first nine months of Fiscal 2001 was produced by adding $411,000 of non-cash charges to $662,000 of net income and subtracting $304,000 of cash used by changes in operating assets and liabilities. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from period to period to remain both material and variable.

The $638,000 provided by operations in the first nine months of Fiscal 2002 was offset by $921,000 used by financing activities and $91,000 used by investing activities. The $769,000 provided by operations in the first nine months of Fiscal 2001 was offset by $748,000 used by financing activities and $105,000 used by investing activities. The net result was a $374,000 decrease in cash balances during the first nine months of Fiscal 2002 compared to a decrease of $84,000 during the first nine months of Fiscal 2001.

Financing activities in the first nine months of Fiscal 2002 consisted of net payments of $600,000 on the revolving credit note, payments of $182,000 on capital leases and monthly principal payments on the bank term note of $139,000. Non cash financing transactions in the first nine months of Fiscal 2002 consisted of $437,000 of machinery and equipment acquired through capital leases. Financing activities in the first nine months of Fiscal 2001 consisted of net payments of $355,000 on the revolving credit note, payments of $128,000 on capital leases, monthly principal payments on the bank term note of $128,000 and the purchase of treasury stock at a cost of $137,000.

Total debt at October 31, 2001 was $742,000, a decrease of $484,000 from the $1,226,000 at January 31, 2001. In summary, the decrease resulted from $600,000 of net payments on the revolving credit note, $139,000 of scheduled payments applied to term debt and $182,000 of payments applied to capital lease obligations, offsetting a new capital lease of $437,000.

Investing activities in the first nine months of Fiscal 2002 consisted of $91,000 of various machinery and equipment and software additions, compared to $105,000 of the same in the first nine months of Fiscal 2001.

At October 31, 2001 there was no balance on the revolving credit note, compared to a $600,000 balance at January 31, 2001. This resulted in unused borrowing capacity of $1,100,000 at October 31, 2001 compared to $500,000 at January 31, 2001. Cash balances of $135,000 provided additional liquidity at October 31, 2001 compared to $509,000 at January 31, 2001. The next source of liquidity, accounts receivable, decreased to $1,331,000 at October 31, 2001 compared to $3,485,000 at January 31, 2001. This resulted in a $1,928,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at October 31, 2001 compared to January 31, 2001. Contributing to the decrease in liquidity available from cash, borrowing capacity and accounts receivable was an $800,000 reduction in funding from contracts in progress, as recorded revenue exceeded billings by $232,000 at October 31, 2001 compared to a $568,000 excess of billings over recorded revenue at January 31, 2001. Also, noteworthy is the decreased demand for liquidity resulting from the reduced level of customer contracts.

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

                              II. OTHER INFORMATION

Items 1-5

  None

6.   Exhibits and Reports on Form 8-K

(a)  Exhibits



(b) The Registrant did not file any reports on Form 8-K during the three months ended October 31, 2001.






                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TRANSNATIONAL INDUSTRIES, INC.



                                              /s/   Paul L. Dailey, Jr.
                                              -------------------------
        Date:  December 15, 2001              Paul L. Dailey, Jr.
                                              Secretary-Treasurer

                                              Signing on Behalf of Registrant
                                              and as Chief Financial Officer