Form 10KSB
period 2002-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2002-04-30
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

         [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2002

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

                  Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
                 (Name of small business issuer in its charter)


              Delaware                                 22-2328806
      (State or Other Jurisdiction                   (I.R.S. Employer
    of Incorporation or Organization)             Identification Number)



          Post Office Box 198                            19317
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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ( X ) ----------

     The Issuer's revenues for the fiscal year ended January 31, 2002, were $9,936,599.

     The aggregate market value of the voting stock held by non-affiliates of Registrant as of March 31, 2002 was approximately $722,374 based on the average of bid and asked price of these shares. Shares of Common Stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

     As of March 31, 2002, 456,760 shares of Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     The issuer's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2002, is incorporated by reference into Part III of this Form 10-KSB.

     Transitional  small business  disclosure format (check one) YES   NO X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


General Development of Business

Transnational Industries, Inc. (the "Company"), is a holding company. The Company specializes through its subsidiary, Spitz, Inc. ("Spitz"), in the design, manufacture and integration of computer-controlled immersive visualization systems and domed projection screens. Spitz, under a predecessor corporation, was founded in 1944.

Narrative Description of Business

Products

--Video projector systems

In 1997 Spitz introduced ImmersaVision(TM), a new line of video projector products. ImmersaVision(TM) uses the latest advances in video projection and desktop video graphics combined with other panoramic visual displays and sound effects in dome theaters to create an immersive virtual reality experience. Markets targeted include existing and new planetarium theaters and various other applications that will benefit from immersive multi-media displays for wide audiences. ElectricSky(TM) is an ImmersaVision(TM) system configured for dome theaters in the planetarium market and other special applications.
ElectricHorizon(TM) is an ImmersaVision(TM) system configured for immersive video theaters using wide curved projection screens. ImmersaVision(TM) products can be configured for interactive virtual reality applications. Through the end of the Company's fiscal year ended January 31, 2002, eight ElectricSky(TM) systems were installed and are currently operating, and three more systems are scheduled for installation in calendar 2002. The ElectricSky(TM) systems are being sold and marketed to both tourist attractions and science museums. Spitz has also delivered an ElectricHorizon(TM) system for a temporary exhibit at a domestic science museum. The temporary ElectricHorizon(TM) exhibit was owned and funded by Spitz and various suppliers of the hardware and software content for the purpose of demonstration. At the end of the exhibit, the ElectricHorizon(TM) components were dismantled and returned to the various owners. Spitz has not yet sold an ElectricHorizon(TM) system but there are several sales prospects.
Product development efforts have been directed to produce a new version of ElectricHorizon(TM). The new version will take advantage of advancing projector technologies and is expected to be ready for demonstration soon. In 2000, Spitz entered into a joint venture agreement to participate in the development and ownership of a new ElectricHorizon(TM) theater for a tourist attraction. Local economic and tourist industry developments have delayed progress on the project, however, efforts continue to follow through as planned.

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

Materials and Supplies

ImmersaVision(TM) systems, Planetarium systems and domes are manufactured and assembled from standard metal materials, complex electronic components and computer controls. The majority of the components are standard but some are custom made by vendors at the direction of Spitz. The components, as well as the metal materials, are readily available from numerous supply sources.

Patents and Licenses

Spitz has relied principally on a combination of contracts and trade secrets to protect its proprietary interests in its production processes and its business. Patents protect none of the products currently sold by Spitz. Spitz plans to apply for patents for certain new products and to license patented technology from other parties. As new products are developed, Spitz will continue to evaluate the feasibility of patents to protect its new inventions.

Principal Customers

During fiscal 2002, revenues of $3,633,486 (37% of total revenues) were derived from sales to the five largest customers. No customer accounted for 10% or more of total revenues. Users of Spitz's products generally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales to new projects or replacement of, or enhancement to, existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to their customers, as opposed to Spitz selling directly to the end user. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.

Competition

While Spitz believes that it is the world's leading producer of planetarium systems and domed projection screens, its business is competitive. Management estimates that there are one domestic and four foreign competitors that manufacture competing planetarium systems. Competition is evolving for ImmersaVision(TM) from existing planetarium competitors and other suppliers of virtual reality display mediums resulting in two known domestic and one known foreign competitor. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets. The many competitive factors influencing the markets for Spitz's products include price, performance, customer preferences, design and integration support, and service capabilities.

Spitz is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater, including the projection system, sound, lighting, computer control system and domed projection screen. Years of involvement in the design of domed theater systems for many different applications and dome market distribution channels provide Spitz competitive strength in the markets targeted by ImmersaVision(TM). As a single source, capable of integrating all of the equipment in the theater from the screen through show production, Spitz attracts customers who are unwilling to take on such complex tasks. Also, Spitz is developing proprietary programming tools while maintaining strong compatibility with various formats to keep a competitive advantage in ImmersaVision(TM) markets. The Company believes that Spitz's long history and proven performance as the supplier of the vast majority of the world's domed projection screens are also competitive strengths.

Competitors selling planetarium projector systems have significantly greater financial resources than the Company, putting the Company at a potential disadvantage in new system development and sales promotion. Competitors selling domed projection screens continue to provide strong price competition. Foreign currency fluctuations affect Spitz's pricing against its foreign competitors. A strengthening U.S. dollar would weaken Spitz's price competitiveness among foreign competitors. Also, future fluctuations and indirect economic effects of the foreign currency markets remain uncertain. The continued success of Spitz's products will depend on keeping pace with competing technologies and selling efforts while maintaining price competitiveness and good relationships with system suppliers in the large format film and military training markets.

Research and Development

Spitz conducts research and development and the costs of such activities were $951,000 in fiscal 2002 and $1,128,000 in fiscal 2001.

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

Employees

At January 31, 2002, the Company and Spitz had 64 permanent employees, of whom 58 were employed full time.

ITEM 2.  DESCRIPTION OF PROPERTIES

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 2002.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

The principal market on which the Company's common stock is traded is the over the counter market. Various market dealers make the market for the Company's stock and trades are made through the OTC Bulletin Board. The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal 2002 and 2001. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or
commission   and   may   not   necessarily    represent   actual   transactions.

                                     Fiscal 2002       Fiscal  2001
                               ------------------- -------------------
                                    High      Low      High        Low
                               --------- --------- --------- ---------
         First Quarter            $11.50     $3.69    $4.00      $2.00
         Second Quarter             8.50      8.00     6.00       2.50
         Third Quarter              8.00      4.00     7.00       3.50
         Fourth Quarter             5.00      4.00     6.88       2.00

Holders

At March 31, 2002, there were approximately 100 holders of record of common stock.

Dividends

The Company has never paid cash dividends on its common stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the growth of the Company. In addition, the loan agreements of the Company and its subsidiary prohibit the payment of cash dividends, except and to the extent that the Company satisfies certain financial covenants. In addition, the terms of the Company's Series B Preferred Stock prohibit the Company from paying dividends on its common stock until it pays to holders of the Company's preferred stock all accrued and unpaid dividends thereon.

Preferred  Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred B") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2002, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred B amounted to $98,381. The Preferred B shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $309 per share. The 318 shares of Preferred B are convertible into 1,871 shares of the Company's common stock.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 2002.


                                                                 Percentage
                                         Percentage of Revenues    Change
                                         Year ended January 31,     2002
                                         ----------------------      vs.
                                             2002        2001       2001
                                       -----------------------------------------

      Revenues                              100.0%       100.0%     (25.8) %
      Cost of sales                           69.1        68.1      (24.8)
      Gross margin                            30.9        31.9      (28.0)
      Selling expenses                         8.4         6.5       (4.3)
      Research and development                 9.6         8.4      (15.7)
      General and administrative              12.5         7.8       19.0
      Operating income                         0.4         9.1      (96.9)
      Interest expense                         0.7         0.9      (38.1)
      Income (loss) before income taxes      (0.4)         8.2     (103.2)
      Income taxes - current                     -         0.6     (100.0)
      Net Income (loss)                      (0.4)         7.6     (104.2)

Revenues in the year ended January 31, 2002 (fiscal 2002) were $9,937,000 compared to $13,397,000 in the year ended January 31, 2001 (fiscal 2001), a decrease of $3,460,000 (26%). The decrease was primarily due to lower ImmersaVision(TM) and dome sales which offset an increase in planetarium revenue.

ImmersaVision(TM) revenue for fiscal 2002 was $2,220,000 compared to $3,475,000 for fiscal 2001, a decrease of $1,255,000. The decrease in ImmersaVision(TM) revenues was attributable to the winding down of work on several successfully installed systems during the past year. Five ImmersaVision(TM) installations were completed in fiscal 2002, two at universities in North America, two at science museums in Europe and one at a major educational center in the Middle East. Three ImmersaVision(TM) systems are scheduled for delivery in the fiscal year ended January 31, 2003 (fiscal 2003) at science museums in North America. All of the ImmersaVision(TM) sales to date have been ElectricSky(TM) systems used in planetarium theaters. Each system sold included a planetarium dome and all but one included an optical planetarium system provided by the Company. The one ElectricSky(TM) system sold without an optical planetarium system was integrated with another company's optical planetarium system. The Company expects more opportunities to sell ElectricSky(TM) systems with or without its optical planetarium systems. It is expected that some future customers will prefer the digital projection of the ElectricSky(TM) for their planetarium while others may still prefer to integrate ElectricSky(TM) with an optical planetarium system.

Dome revenues were $3,990,000 in fiscal 2002 compared to $6,806,000 in fiscal 2001, a decrease of $2,816,000. The decrease in dome revenues was attributable to the completion of several major dome projects, which had contributed significantly to fiscal 2001 revenue. Completed projects included a dome for a special effects attraction for a casino, a special theater dome for a major European automobile maker for use in a visitor center, and two ride simulator domes for major theme parks. In fiscal 2002 as compared with fiscal 2001, there were fewer special dome projects and no new major ride simulator domes. Also there was lower revenue from film theater domes in fiscal 2002 as compared with fiscal 2001. Otherwise, revenue from planetarium domes increased in fiscal 2002 as compared with fiscal 2001. The increase in revenue from planetarium domes was attributable to the domes included in the sales to customers purchasing optical planetarium and ImmersaVision(TM) systems.

Planetarium revenues were $3,727,000 in fiscal 2002 compared to $3,116,000 in fiscal 2001, an increase of $611,000. Planetarium revenues from new and refurbished optical systems were $2,487,000 in fiscal 2002 compared to $1,853,000 in fiscal 2001, an increase of $634,000. The increase in revenues from optical planetarium systems was attributable to several systems sold to various educational institutions. Planetarium revenues include amounts attributable to the sale of maintenance and parts of $1,240,000 in fiscal 2002 compared to $1,263,000 in fiscal 2001, a decrease of $23,000. The decrease in maintenance and parts revenues was due to lower sales of service visits to customers without preventive maintenance agreements.

Revenue growth will be influenced by several factors. Except for maintenance sales and occasional upgrades, the Company's revenues do not come from repetitive sales to an existing customer base. Most revenues come from the sale of theater systems, both as replacements for existing systems and new installations, or from a new construction project. The Company's products are sometimes sold alone as components of an attraction or together as a complete system. This capability leads to growth opportunities by providing each of the Company's products with efficient direct access to a wide breadth of markets that might otherwise be difficult to reach. The ImmersaVision(TM) products generate more sales opportunities for domes and optical planetarium systems since systems are often sold with a dome and optical planetarium system. In addition, ImmersaVision(TM) products and their use in planetarium theaters are creating new opportunities beyond the Company's traditional markets. Dome sales can lead to unique opportunities to present the Company's projection system products as a solution among the various equipment configurations that a customer may be considering. Research and development efforts will continue with the goal to promote the creation of software content and new applications for ImmersaVision(TM) that will enhance existing products and provide entry into new entertainment and other commercial markets. While this strategy is expected to maintain long-term revenue growth, uncertainty in the timing and delivery for new customer projects will cause revenue levels to fluctuate. This is evident in the latter part of fiscal 2002 and into fiscal 2003, as sales bookings have dropped. The drop in sales bookings is due more to customer delays than to competition.

The  backlog  of  unearned  revenue  as of January  31,  2002 was  approximately

$5,700,000, all of which is scheduled to be earned in fiscal 2003. There are many promising sales prospects for all of the Company's products. The successful operations of the new ImmersaVision(TM) theaters combined with enhancements to the product are expected to lead to more sales of dome theaters. Also there has been progress in product development efforts directed toward promising new applications of ImmersaVision(TM) outside of the Company's traditional markets. New efforts to expand upon recent successes on special dome projects are expected to yield significant revenue opportunities. The Company expects that this will lead to significant orders which will impact revenues; however, the initial impact on revenues will be limited due to the timing of expected deliveries for such orders. As a result, the Company expects lower revenue levels to continue into fiscal 2003. The Company expects this to be a temporary fluctuation in the sales booking cycle. Strong sales prospects are expected to replenish the revenue backlog in fiscal 2003 and sustain long-term revenue growth.

Gross margins decreased slightly to 30.9% in fiscal 2002 compared to 31.9% in fiscal 2001 due to the loss of the volume related efficiencies of fiscal 2001. Otherwise, dome margins remained strong while gross margins on planetarium and ImmersaVision(TM) improved but still lagged. Selling expenses decreased $38,000 (4%) in fiscal 2002 due to lower incentive compensation awards and fewer trade conferences. Selling expenses in fiscal 2002 are expected to increase with marketing efforts for new products and additional trade conferences. Research and development expenses decreased $177,000 (16%) in fiscal 2002. The decrease in research and development expenses was due to the use of engineering personal for the development of computer software and installation of new shop machinery. Research and development expenses are expected to increase in fiscal 2003 with efforts to modify and improve ImmersaVision(TM) products, create proprietary programming tools for software content development for ImmersaVision(TM), and improve optical planetarium products. General and administrative expenses increased $199,000 (19%) in fiscal 2002 primarily due to consulting engagements for strategic planning and improvements to the Company's management information systems.

Net interest expense amounted to $73,000 in 2002 compared to $118,000 in fiscal 2001. The $73,000 reported in fiscal 2002 consisted of $25,000 paid on bank debt plus $54,000 paid on capital lease obligations offset by $6,000 of interest income earned on cash invested. The $118,000 reported in fiscal 2001 consisted of $70,000 paid on bank debt plus $49,000 paid on capital lease obligations offset by $1,000 of interest income earned on cash invested.

The Company paid no federal income taxes in fiscal 2002 or fiscal 2001 as federal taxable income was offset by the utilization of net operating loss carryforwards. Income tax expense - current consists of state income taxes of $76,000 in fiscal 2001. There was no income tax expense in fiscal 2002 as the Company generated no taxable income. At January 31, 2002 it was determined that the outlook for the future utilization of the net operating loss carryforwards resulted in no change to the $368,000 deferred tax asset therefore there was no deferred tax expense or benefit recorded for fiscal 2002. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future resulting in no payment of federal income taxes. However, deferred tax expense is expected in future years as the net operating loss carryforwards are extinguished and the deferred tax asset is reduced. The Company expects to incur state income taxes in future years.

As a result of the above, the Company reported a net loss of $35,000 in fiscal 2002 compared to net income of $1,021,000 in fiscal 2001.

New accounting pronouncements

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on February 1, 2002. Upon adoption, the Company will no longer record amortization on goodwill of $67,800 per year. The Company has not yet made a determination of how much, if any, of the Company's existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company's adoption of SFAS No. 142.

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

Net cash provided by operating activities was $808,000 in fiscal 2002, compared to $927,000 in fiscal 2001. The Company's net loss of $35,000 in fiscal 2002 produced $808,000 of net cash provided from operating activities due to the effects of $51,000 of cash provided by changes in operating assets and liabilities and $792,000 of non-cash charges. By way of comparison, the Company's $1,021,000 of net income in fiscal 2001 produced $927,000 of net cash provided from operating activities. This was due to the effects of $749,000 of cash used by changes in operating assets and liabilities, offset in part by $655,000 of non-cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from year to year to remain both material and variable.

The $808,000 provided by operations in fiscal 2002 was reduced by $315,000 invested in capital additions and $446,000 used by financing activities. Financing activities included payments of $258,000 on capital leases and monthly principal payments on the bank term note of $188,000. Non cash financing transactions in fiscal 2002 consist of $437,000 of machinery and equipment acquired through capital leases.

The $927,000 provided by operations in fiscal 2001 was reduced by $285,000 invested in capital additions and $240,000 used by financing activities. Financing activities included net proceeds of $245,000 on the revolving credit note offset by payments of $178,000 on capital leases, monthly principal payments on the bank term note of $170,000 and the purchase of treasury stock for cash of $137,000. Non cash financing transactions in fiscal 2001 consist of $127,000 of machinery and equipment acquired through capital leases.

Total debt at January 31, 2002 was $1,217,000, a decrease of $9,000 from $1,226,000 at January 31, 2001. The decrease resulted from $188,000 of scheduled payments applied to term debt and $258,000 of payments applied to capital lease obligations offset by new capital lease obligations of $437,000.

Capital additions consisting of the purchase and fabrication of machinery and equipment and the development of computer software amounted to $752,000 ($437,000 by capital lease) and $412,000 ($127,000 by capital lease), in 2002 and 2001, respectively. Future opportunities are expected to require continual investments in hardware and software in order to benefit from advancing technologies. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes. The Company will continue to finance capital investments through operations and external debt sources.

The balance on the revolving credit note was $600,000 at January 31, 2002 and at January 31, 2001. This resulted in unused borrowing capacity of $500,000. Cash balances of $556,000 provided additional liquidity at January 31, 2002 compared to $509,000 at January 31, 2001. The next source of liquidity, accounts receivable, decreased to $1,857,000 at January 31, 2002 compared to $3,485,000 at January 31, 2001. This resulted in a $1,581,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at January 31, 2002 compared to January 31, 2002. Funding from contracts in progress did not change significantly as billings exceeded revenue recorded by $415,000 at January 31, 2002 compared to $568,000 at January 31, 2001. Since billings exceeded revenue recorded by $415,000 at January 31, 2002, contracts in progress are expected to absorb liquidity during fiscal 2003. While there is a decrease in liquidity available, liquidity demands have also lowered substantially as accounts payable decreased to $486,000 at January 31, 2002 compared to 1,452,000 at January 31, 2001. Still, near term liquidity pressures are expected, as revenues remain low and efforts to book new customer contracts increase. Timing of bookings and payments on prospective customer contracts will be critical to maintain liquidity.

At January 31, 2002 the Company was contingently liable for $112,310 under various standby letters of credit issued on its behalf by its bank and correspondents of its bank. The letters of credit were issued as security for performance on customer contracts. The Company's bank underwrites letter of credit requirements on an individual approval basis independent of its other bank agreements in order to make the revolving credit agreement available for working capital requirements.

The Company's debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. However, new growth opportunities for the Company's business may require funding beyond the capabilities of the Company's current capital structure.

Critical Accounting Policies and Estimates

The financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America, require estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported. Also required is the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined. The Company considers the following accounting policies significant to the financial statements and may involve a higher degree of judgment and complexity.

Revenues from sales of domes, planetarium and ImmersaVision(TM) systems are recognized in accordance with the percentage of completion method. Under the percentage of completion method, revenue is computed by measuring the percentage of cost incurred to the estimated total cost for each customer contract. As such, the amount of revenue and earnings recognized is affected by the estimate of the cost to complete each customer contract. Contract billing terms do not necessarily mirror the revenue recognized. Often, the timing of billings is significantly different than the timing of the revenue recorded. Revenues recognized but not yet billed are recorded with inventory as Cost and Estimated Earnings in Excess of Billings. Conversely, billings in advance of revenue recognized are recorded with current liabilities as Billings in Excess of Cost and Estimated Earnings.

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

Report of Independent Auditors



To the Stockholders and
the Board of Directors
Transnational Industries, Inc.
Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Transnational Industries, Inc. as of January 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.






                                            STOCKTON BATES, LLP





Philadelphia, Pennsylvania
April 22, 2002

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                             January 31,
                                                                      ------------- -------------
                                                                              2002          2001
                                                                      ------------- -------------
Assets

Current Assets:
  Cash                                                                      $  556        $  509
  Accounts receivable                                                        1,857         3,485
  Inventories                                                                2,348         2,393
  Deferred taxes                                                               368           368
  Other current assets                                                         341           315
                                                                      ------------- -------------

Total current assets                                                         5,470         7,070



Machinery and equipment:
  Machinery and equipment                                                  $ 3,732       $ 3,182
  Less accumulated depreciation                                              2,613         2,231
                                                                      ------------- -------------

Net machinery and equipment                                                  1,119           951



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (2002--$652; 2001--$1,221)                                107            74
  Computer software, less amortization                                         409           505
  Excess of cost over net assets of business acquired,
    less amortization                                                        1,622         1,689
                                                                      ------------- -------------

Total other assets                                                           2,138         2,268
                                                                      ------------- -------------

Total assets                                                               $ 8,727       $10,289
                                                                      ============= =============

See notes to consolidated financial statements.

                                          Transnational Industries, Inc.

                                              (Dollars in thousands)

                                                                              January 31,
                                                                       ------------- -------------
                                                                            2002           2001
                                                                       ------------- -------------
Liabilities and stockholders' equity

Current liabilities:
 Accounts payable                                                        $     486      $   1,452
  Deferred maintenance revenue                                                 680            671
  Accrued expenses                                                             373            581
  Billings in excess of cost and estimated earnings                          1,410          1,768
  Current portion of long-term debt                                            320            385
                                                                       ------------  -------------

Total current liabilities                                                    3,269          4,857

Long-term debt, less current portion                                           897            841


Stockholders' equity:
  Series B cumulative convertible preferred stock,
   $0.01 par value - authorized 100,000  shares;
   issued and outstanding 318 shares
   (liquidating value $177,881)                                                 73             73
 Common stock, $0.20 par value -authorized
   1,000,000 shares; issued and outstanding 456,760
   (excluding 45,710 shares held in treasury)                                  100            100
 Additional paid-in capital                                                  8,521          8,516
 Accumulated deficit                                                        (3,996)        (3,961)
                                                                       ------------  -------------
                                                                             4,698          4,728
Less: Treasury stock                                                          (137)          (137)
                                                                       ------------  -------------
Total stockholders' equity                                                   4,561          4,591
                                                                       -------------  -------------

Total liabilities and stockholders' equity                               $   8,727     $   10,289
                                                                       ============  =============


See notes to consolidated financial statements.

                                       Consolidated Statements of Operations

                                       (In thousands, except per share data)

                                                                       Year ended January 31,
                                                                 ----------------------------------
                                                                             2002             2001
                                                                 ----------------- ----------------

Revenues                                                                  $ 9,937         $ 13,397
Cost of sales                                                               6,862            9,129
                                                                 ----------------- ----------------
Gross margin                                                                3,075            4,268

Selling expenses                                                              839              877
Research and development                                                      951            1,128
General and administrative expenses                                         1,247            1,048
                                                                 ----------------- ----------------
                                                                            3,037            3,053
                                                                 ----------------- ----------------
Operating Income                                                               38            1,215

Interest expense, net                                                          73              118
                                                                 ----------------- ----------------
Income (loss) before income taxes                                             (35)           1,097

Income tax expense - current                                                    -               76

                                                                 ----------------- ----------------

Net income (loss)                                                             (35)           1,021

Preferred dividend requirement                                                  8                8
                                                                 ----------------- ----------------
Income (loss) applicable to common shares                                   $ (43)         $ 1,013
                                                                 ================= ================

Basic earnings (loss) per common share                                  $   (0.09)        $   2.22
                                                                 ================= ================
Diluted earnings (loss) per common share                                    (0.09)        $   2.11
                                                                 ================= ================


See notes to consolidated financial statements.

                         Transnational Industries, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)




                                         Preferred                     Additional
                                           Stock          Common        Paid in          Treasury       Accumulated
                                          Series B        Stock          Capital           Stock           Deficit
                                       --------------- ------------- ---------------- ------------- -------------------
Balance at January 31, 2000                      $ 73         $ 100          $ 8,505            --           $ (4,982)


Compensation from stock options                                                   11

Purchase of treasury stock                                                                   (137)

Net Income                                                                                                       1,021
                                       --------------- ------------- ---------------- ------------- -------------------
Balance at January 31, 2001                      $ 73         $ 100          $ 8,516       $ (137)           $ (3,961)


Compensation from stock options                                                    5

Net loss                                                                                                          (35)
                                       --------------- ------------- ---------------- ------------- -------------------
Balance at January 31, 2002                      $ 73         $ 100          $ 8,521       $ (137)           $ (3,996)
                                       =============== ============= ================ ============= ===================






See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                         Year ended January 31,
                                                                       -------------------------
                                                                               2002        2001
                                                                       ------------- -----------

Operating activities
Net income (loss)                                                           $  (35)    $  1,021
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                               700         532
    Write down of computer software costs                                        47          72
    Provision for obsolescence                                                   40          40
    Compensation from stock options                                               5          11
    Changes in operating assets and liabilities, net:
        Accounts receivable                                                   1,628      (1,312)
        Inventories                                                            (232)       (297)
        Other current assets                                                    (26)       (166)
        Billings net of cost and estimated earnings on contracts               (154)        514
        Accounts payable                                                       (966)        409
        Accrued expenses                                                       (199)        103
                                                                       ------------- -----------
Net cash provided by operating activities                                       808         927
                                                                       ------------- -----------

Investing activities
Capital expenditures                                                           (315)       (285)
                                                                       ------------- -----------
Net cash used by investing activities                                          (315)       (285)
                                                                       ------------- -----------

Financing activities
Proceeds from revolving line of credit                                        1,150       1,960
Payments on revolving line of credit                                         (1,150)     (1,715)
Payments on capital leases                                                     (258)       (178)
Scheduled payments on long term debt                                           (188)       (170)
Purchase of treasury stock                                                        -        (137)
                                                                       ------------- -----------
Net cash used by financing activities                                          (446)       (240)
                                                                       ------------- -----------

Increase in cash                                                                 47         402
Cash at beginning of year                                                       509         107
                                                                       ------------- -----------
Cash at end of year                                                         $   556     $   509
                                                                       ============= ===========


See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                   Notes to Consolidated Financial Statements


1.  Summary of Significant Accounting Policies

Nature of Business

Transnational Industries, Inc. (the "Company") is a holding company. The Company, through its subsidiary, Spitz, Inc. ("Spitz") manages its business as a single operating segment, supplying visual immersion theaters with systems and subsystems for simulation applications used in entertainment, education and training. In its fifty-two year history, Spitz has predominantly manufactured astronomical simulation systems (planetariums), projection domes, and other curved projection screens. Projection domes and curved projection screens are used for various applications including large format film theaters such as Omnimax theaters and various simulation systems. Spitz also services the systems it sells under maintenance contracts. In recent years, Spitz has introduced new video and computer graphics projection products for planetarium theaters and other applications using immersive multimedia displays for wide audiences. Principal customers are domestic and international museums, schools, military defense contractors, theme parks and other entities in the entertainment industry.

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

Computer Software

Computer software consists of costs of developing software products for automated control systems and show production tools sold with projection systems. Costs are amortized over the estimated sale of units not to exceed a period of 5 years. Amortization of costs related to computer software products held for sale amounted to $251,000 and $165,000 in fiscal 2002 and fiscal 2001, respectively.

Excess of Cost Over Net Assets of Business Acquired

The excess of cost over net assets of business acquired is amortized on the straight-line basis over forty years. The Company continually evaluates the carrying amount of this asset. Accumulated amortization of excess of cost over net assets of business acquired amounted to $1,127,000 and $1,059,000 at January 31, 2002 and 2001, respectively.

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                       Year ended January 31,
                                                                    ------------------------
                                                                           2002        2001
                                                                    ------------ -----------
Numerator (same for basic and dilutive):
       Net income (loss)                                                $  (35)    $ 1,021
        Preferred dividend requirement                                        8           8
                                                                    ------------ -----------
        Net income (loss) available to common  stockholders              $  (43)    $ 1,013
                                                                    ============ ===========
Denominator:
        Weighted average shares outstanding for basic earnings
        per share                                                       456,760     456,760
        Dilutive effect of employee stock options                             -      22,600
                                                                    ------------ -----------
        Weighted average shares outstanding and assumed
        conversions for dilutive earnings per share                     456,760     479,360
                                                                    ============ ===========

Basic earnings (loss) per share:                                        $ (0.09)     $ 2.22
                                                                    ============ ===========
Diluted earnings (loss) per share:                                      $ (0.09)     $ 2.11
                                                                    ============ ===========

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 shares in fiscal year 2002 and fiscal 2001.

Recent accounting pronouncements

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. A recognized intangible asset is amortized over its useful life and reviewed for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121"). A recognized intangible asset with an indefinite useful life is not amortized until its life is determined to be finite. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001. The Company adopted SFAS 142 on February 1, 2002. Upon adoption, the Company will no longer record amortization on goodwill of $67,800 per year. The Company has not yet made a determination of how much, if any, of the Company's existing goodwill is impaired under SFAS No. 142 or what charges would have to be recorded upon the Company's adoption of SFAS No. 142.

Classifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.             Inventories

Inventories consist of (in thousands):

                                                                             January 31,
                                                                       -------------------------
                                                                              2002         2001
                                                                       ------------ ------------
Raw materials, parts, and subassemblies                                    $ 1,370      $ 1,210
Work-in-process                                                                 90           57
Cost and estimated earnings in excess of billings                              995        1,200
                                                                       ------------ ------------
Total inventories                                                            2,455        2,467
Repairs and maintenance inventories recorded with other assets                 107           74
                                                                       ------------ ------------
Inventory recorded within current assets                                   $ 2,348      $ 2,393
                                                                       ============ ============

3.  Costs and Estimated Earnings on Contracts in Progress

Costs and estimated earnings on contracts in progress consist of:


                                                                             January 31
                                                                       ------------------------
                                                                              2002        2001
                                                                       ------------ -----------
Costs incurred on contracts in progress                                   $  5,634    $  7,643
Estimated earnings                                                           1,869       3,243
                                                                       ------------ -----------
Total costs and estimated earnings on contracts in progress                  7,503      10,886
Less billings to date                                                       (7,918)    (11,454)
                                                                       ------------ -----------
Total billings net of costs and estimated earnings on contracts
in progress                                                                $  (415)    $  (568)
                                                                       ============ ===========


Included in the accompanying balance sheet or footnotes under the following captions:

                                                                             January 31,
                                                                       ------------------------
                                                                              2002        2001
                                                                       ------------ -----------
Costs and estimated earnings in excess of billings recorded
with inventory                                                             $   995    $ 1 ,200
Billings in excess of costs and estimated earnings recorded with
liabilities                                                                 (1,410)     (1,768)
                                                                       ------------ -----------
Total billings net of costs and estimated earnings on contracts
in progress                                                                $  (415)    $  (568)
                                                                       ============ ===========

4.  Debt

Current and long term debt consists of (in thousands):


                                                                                January 31,
                                                                           ----------- -----------
                                                                                 2002        2001
                                                                           ----------- -----------

   Capitalized lease obligations (Note 7)                                     $   523     $   345

   Revolving credit note payable to First Keystone Federal Savings
   Bank, due July 6, 2005 with monthly interest at prime plus 0.5%
   (5.25% at January 31,2002)                                                     600         600

   Term note payable to First Keystone Federal Savings Bank, payable in equal monthly installments of $17,122 including interest at 9.25%
   through July 1,2002                                                             94         281
                                                                           ----------- -----------
   Total debt                                                                   1,217       1,226

   Less current portion                                                           320         385
                                                                           ----------- -----------
   Long term debt, less current portion                                       $   897     $   841
                                                                           =========== ===========

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

The balance on the term note payable to First Keystone represents the balance due on an $820,000 note issued on June 12, 1997. The note is payable jointly by the Company and Spitz with interest at 9.25% over five years in equal monthly installments of $17,122. The balance on the revolving credit note payable to First Keystone represents the balance due under the $1,100,000 Revolving Credit Agreement executed on July 7, 2000. The Revolving Credit Note is also jointly payable by the Company and Spitz, requires monthly interest payments at prime plus 0.5% and matures on July 6, 2005. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $1,100,000 resulting in unused borrowing capacity of $500,000 at January 31, 2002. The debt agreements with First Keystone are secured by virtually all of the Company's assets and require the maintenance of certain financial covenants.

5.  Preferred Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2002, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of

Preferred amounted to $98,381. The Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $309 per share. The 318 shares of Preferred are convertible, at the option of the holders thereof, into 1,871 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

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


6. Treasury Stock

In February 2000, the Company completed a transaction whereby it purchased 45,710 shares of its common stock, consisting of all of the shares of a single shareholder, for cash of $3 per share or a total of $137,130. Such shares are held in treasury, reducing the number of common shares outstanding to 456,760.


7. Leases

Spitz leases its office and production facilities under an operating lease. Total rent expense under the lease amounted to $262,200 in fiscal years 2002 and 2001. The current term under the lease, which commenced May 1, 1998, is for a period of eight years. Upon expiration of the current term on April 30, 2006, the lease provides Spitz with a renewal option for an additional eight years. Annual rent is $262,200 through the first five years of the current eight-year term. Rent for the remaining three years and the optional renewal term will be escalated based on the Consumer Price Index. Minimum rental commitments under the operating lease are as follows for the fiscal years ended: 2003 through 2006 -- $262,200; 2007 -- $65,550.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows (in thousands):

                                              January 31,
                                          --------------------
                                               2002      2001
                                          ---------- ---------
    Machinery and equipment                $  1,115    $  709
    Less accumulated depreciation               409       265
                                          ---------- ---------
    Net book value                           $  705    $  444
                                          ========== =========

The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases at rates ranging from 8.3% to 12.8%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 2002, are as follows (in thousands):

                                             Fiscal 2003         $  265
                                             Fiscal 2004            149
                                             Fiscal 2005             85
                                             Fiscal 2006
                                                                     45
                                             Fiscal 2007
                                                                     44
                                                             -----------
Total payments
                                                                    588
Less amount representing interest
                                                                     65
                                                             -----------
Present value of capital lease obligations
                                                                    523
Less current portion
                                                                    226
                                                             -----------
Long term obligation                                              $ 297
                                                             ===========


8.  Stock Compensation Plan

Under the 1995 Stock Option and Performance Incentive Plan, the Company may grant stock options, stock appreciation rights or shares aggregating up to 100,000 shares of the Company's common stock to employees of the Company and Spitz. On May 20, 1996, 10,500 stock options were granted to certain management employees at an exercise price of $2.25, the market price of the Company's common stock on the grant date. On July 8, 1997, 39,500 stock options were granted to certain management and other employees at an exercise price of $2.50. The market price of the Company's common stock on July 8, 1997 was $3.63. The options vest ratably over four years from the date of grant and expire ten years from the date of grant. The following table summarizes the activity:


                                                           Fiscal year ended January 31,
                                            -------------------------------------------------------------
                                                          2002                            2001
                                           -----------------------------  -------------------------------
                                                             Weighted                        Weighted
                                               Number         Average          Number        Average
                                              of shares      exercise         of shares   exercise price
                                                               price
                                            -------------- -------------- --------------- ---------------

Options outstanding at beginning of year       50,000         $ 2.45           50,000         $ 2.45

Options granted                                  --                              --
                                            --------------                   ------------

Options outstanding at end of year             50,000         $ 2.45           50,000         $ 2.45
                                            ==============                   ============

Options exercisable at end of year             50,000         $ 2.45           40,125         $ 2.43
                                            ==============                   ============

The weighted average remaining contractual life of the 50,000 outstanding stock options at January 31, 2002 is 5.2 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement No. 123 ("FAS 123") requires the use of option valuation models that, in management's opinion, do not necessarily provide a reliable measure of the value of its employee stock options. Under APB 25, compensation is measured under the intrinsic value method at the grant date and recorded ratably over the vesting period. Intrinsic value is measured by the difference between the option exercise price and the market price of the underlying stock at the grant date for the options granted by the Company. The options granted in July 1997 had an exercise price ($2.50) below market value ($3.63) at the grant date. As a result, compensation expense from stock options, in accordance with APB 25, amounted to $4,806 and $11,132 in of fiscal years 2002 and 2001, respectively.

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

The following pro forma information reflects net income and earnings per share had the Company accounted for the employee stock options under FAS 123 (in thousands except per share data):

                                                                        Year ended January 31,
                                                                       -----------------------
                                                                              2002       2001
                                                                       ------------ ----------

       Net income (loss)                              As reported          $ ( 35)    $ 1,021
                                                      Pro forma               (40)      1,008

       Basic earnings (loss) per common share         As reported           (0.09)       2.22
                                                      Pro forma             (0.11)       2.19

       Diluted earnings (loss) per common share       As reported           (0.09)       2.11
                                                      Pro forma             (0.11)       2.10


9.  Profit Sharing Plan

The Company has a funded profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the accounts of participants. Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $92,000 and $86,000 in fiscal 2002 and 2001, respectively.

10.   Income Taxes

Current income tax expense for 2001 consists of applicable state income taxes on the income before taxes of Spitz. Current federal income tax expense for 2001 has been eliminated by the utilization of federal net operating loss carryforwards. There was no current income tax expense in 2002 because there was no taxable income.

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

Significant components of the Company's deferred taxes at January 31, 2002 and 2001 are as follows: (in thousands)
                                                 January 31,
                                          --------------------------
                                                 2002         2001
                                          ------------ -------------

Net Operating Loss Carryforwards             $  3,460      $  3,599
Obsolescence Reserve                              222           415
                                          ------------ -------------
                                                3,682         4,014
Valuation Allowance                            (3,314)       (3,646)
                                          ------------ -------------
Deferred tax asset                            $   368        $  368
                                          ============ =============


The valuation allowance is intended to represent the corresponding amount of net deferred tax assets which may not be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance which may be required if circumstances change regarding the utilization of the net deferred tax assets in future periods. The valuation allowance was reduced in 2000 to reflect management's belief that it was more likely than not that a certain amount of the deferred tax asset relating to the utilization of the net operating loss carryforwards would be realized. This realization was measured by the Company's then current backlog and management's belief that taxable income would result as the then backlog was run out. Management continues to believe that existing backlog at January 31, 2002 and the realization of other known sales prospects will more likely than not result in future taxable income against which the existing recorded deferred tax asset will be utilized. The reduction in the valuation allowance from 2001 to 2002 reflects the reduction in the deferred tax asset relating to the decrease in the inventory obsolescence reserve and the utilization of the federal net operating loss carryforward in 2001 offset by the increase in the federal net operating loss carryforwards and the creation of a Pennsylvania net operating loss carryforward. The federal net operating loss created in 2002 approximates $457,000. The Pennsylvania net operating loss carryforward created in 2002 approximates $229,000. Federal net operating loss utilization in 2001 amounted to $1,051,000.

At January 31, 2002, the Company had net operating loss carryforwards for federal tax purposes of $10,111,000 expiring 2008 through 2017. For financial reporting purposes, the net operating loss carryforwards at January 31, 2002 was approximately $10,716,000. The difference relates to the nondeductible reserve for inventory valuation not recognized for tax purposes.

The Internal Revenue Service has not examined the Company's tax returns during the years in which net operating losses were generated or since that time. The effects of such examinations on the Company's tax loss carryforwards, if any, cannot currently be determined.


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

The Company and its subsidiary maintain cash balances at three financial institutions located in Maryland and Pennsylvania. Accounts are secured by the Federal Deposit Insurance Corporation. During the normal course of business, balances may exceed the insured amount.

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

12.  Supplemental Cash Flow Information

Non cash financing  transactions  consist of machinery and equipment of $437,000
and  $127,000   acquired  through  capital  leases  in  fiscal  2002  and  2001, respectively.

Interest paid on debt including capital lease obligations amounted to $79,000 in fiscal 2002 and $119,000 in fiscal 2001. The Company paid no federal income taxes in fiscal 2002 and 2001.

13.  Significant Customers and Geographic Information

In fiscal year 2002, no customer accounted for more than 10% of total revenue. In fiscal year 2001, one customer accounted for 16.3% of total revenue. Export revenues by geographic area for the years ended January 31 consist of (in thousands):

                                             Year ended January 31,
                                           --------------------------
                                                   2002         2001
                                           ------------- ------------
                 Canada                           $   6       $   15
                 Mexico                              15            -
                 Europe                           1,825        3,324
                 Middle East                        821        1,650
                 Far East                           653        1,321
                                           ------------- ------------
                 Total export revenues          $ 3,320      $ 6,310
                                           ============= ============

14.  Commitments and contingencies

At January 31, 2002 the Company was contingently liable for $112,310 under various standby letters of credit issued on its behalf by its bank and correspondents of its bank. The letters of credit were issued as security for performance and advances on customer contracts. The Company's bank underwrites the letter of credit requirements independent of its other debt agreements.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors - Executive Officers of the Company" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2002.


ITEM 10.  EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2002.



ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2002.


ITEM 12.  CERTAIN RELATIONSHIPS AND TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Transactions" of the Company's Definitive Proxy Statement to filed with the Commission within 120 days after January 31, 2002.

                                     PART IV

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

21    Subsidiaries of Registrant (a Delaware corporation):

                                   Spitz, Inc.

   (b)   Reports on Form 8-K for the quarter ended January 31, 2002.

                  None

SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: April 27, 2002                            Transnational Industries, Inc.


By:       /s/ Jonathan A. Shaw                   By:    /s/ Paul L. Dailey
          --------------------------------              ------------------------
          Jonathan A. Shaw                              Paul L. Dailey
          President and                                 Vice President and
          Chief Executive Officer                       Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                 Title                                     Date

By: /s/ Jonathan A. Shaw
    -------------------------
    Jonathan A. Shaw          President and                      April 27, 2002
                              Chief Executive Officer
                              (Principal Executive Officer)

By: /s/ Paul L. Dailey
    -------------------------
    Paul L. Dailey            Vice President and                 April 27, 2002
                              Chief Financial Officer
                              (Principal Financial Officer)
                              (Principal Accounting Officer)

By: /s/ Charles F. Huber
    -------------------------
    Charles F. Huber          Chairman of the Board              April 27, 2002
                              of Directors

By: /s/ Charles H. Holmes Jr.
    -------------------------
    Charles H. Holmes Jr.     Vice-Chairman of the Board         April 27, 2002
                              of Directors
By: /s/ William D. Witter
    -------------------------
    William D. Witter         Director                           April 27, 2002

By: /s/ Michael S. Gostomski
    -------------------------
    Michael S. Gostomski      Director                           April 27, 2002

By: /s/ Calvin A. Thompson
    -------------------------
    Calvin A. Thompson        Director                           April 27, 2002

By: /s/ Mason Carter
    -------------------------
    Mason Carter              Director                           April 27, 2002