Form 10KSB/A
period 2002-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2002-05-31
CIK 796228

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

     As of March 31, 2002, 456,760 shares of Common Stock were outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

     Transitional  small business  disclosure format (check one) YES   NO X

This filing on Form 10-KSB/A-1 amends and restates Part III, Items 9, 10, 11 and 12 of the Annual Report on Form 10-KSB of Transnational Industries, Inc. for the fiscal year ended January 31, 2002, filed with the Commission on April 30, 2002.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Registrant's By-laws, the number of Directors of the Registrant is determined by Board action, and is currently fixed at seven. There currently exists one vacancy on the Board.

The following information is submitted with respect to the current directors of the Company. All such directors were elected as directors by the holders of Common Stock at the Company's last annual meeting of shareholders, except for Mason Carter who was elected by the Board to fill a vacancy. All directors serve until the next annual meeting of shareholders and until their successors have been duly elected and shall have qualified.

                                                Director
             Name                     Age        Since
             ----                     ---      --------

    Michael S. Gostomski(1),(2)        51          1986
    Charles H. Holmes, Jr.             61          1994
    Charles F. Huber(1)                72          1992
    William D. Witter(1),(2)           72          1977
    Calvin A. Thompson(1),(2)          77          1994
    Mason N. Carter                    56          2000




1 Member of Compensation Committee.

2 Member of Audit Committee.
                              --------------------

Michael S. Gostomski joined the Company in May 1986 as Vice-President Finance, Treasurer, and as a director and became Corporate Secretary in March of 1988. In October of 1989, he became Executive Vice-President of the Company. On May 1, 1992, he became President and Chief Executive Officer of the Company. Mr. Gostomski resigned as an employee of the Company, while remaining as a director of the Company, in September 1993, at which time he became Executive Vice President of Roller Bearing Company. Mr. Gostomski, who is a Certified Public Accountant, holds B.S. and M.B.A. degrees from the University of Connecticut.

Charles H. Holmes, Jr., became a director of the Company in 1994. He has held various operating and management positions at the Company's Spitz, Inc.("Spitz") subsidiary since 1962. Mr. Holmes served as President of Spitz from 1988 until November 2001 and President of the Company from 1993 until November 2001. In

November 2001, he was appointed Vice Chairman of the Company and Spitz. Mr. Holmes holds a degree in Business Management from Goldey Beacom College.

Charles F. Huber became a director of the Company in February 1992 and Chairman in 1994. He is currently a managing director of William D. Witter Associates, Inc. He holds a B.A. degree from Princeton University.

William D. Witter became a director of the Company in 1977. He served as Vice-Chairman from 1987 until November 2001. He has been President of William D. Witter Associates, Inc., an investment management concern, since 1976. Mr. Witter holds an A.B. degree from Yale University and an M.B.A. from Stanford Business School.

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


EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

           Name                              Position                       Age

  Jonathan A. Shaw         President and Chief Executive Officer
                            of the Company and Spitz                         45

  Charles H. Holmes, Jr.   Vice-Chairman of the Company and Spitz            61

  Paul L. Dailey           Vice President-Finance, Chief Financial Officer
                           And Secretary of the Company and Spitz            45

  John A. Fogleman         Vice President - Operations of  Spitz             53



Information with respect to Mr. Holmes is set forth above in this Item 9.

Jonathan Shaw became  President and Chief  Executive  Officer of the Company and
Spitz in November 2001. He served as Executive Vice President and Chief Operating Officer of the Company and Spitz from April 1999 until November 2001. He was Vice President - Sales and Technology for Spitz from July of 1992 until April 1999. He has held various engineering and management positions at Spitz since 1986. Mr. Shaw is a registered Professional Engineer, holds an M.B.A. degree from Widener University and a B.S. degree in Mechanical and Aerospace Engineering from the University of Delaware.

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


ITEM 10.   EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

The following table sets forth the compensation paid to Jonathan A Shaw, the Company's President and Chief Executive Officer and the other executive officers of the Company (collectively, the "Named Executive Officers") for the last completed fiscal year.

                                                   Annual Compensation
                                                  ---------------------
                                                                             Other Annual       All Other
      Name and                                                               Compensation      Compensation
Principal Position                   Year            Salary          Bonus         (a)                (b)
--------------------------------------------------------------------------------------------------------------
Jonathan A. Shaw (c)                  2002         $ 114,607       $ 8,000                         $ 3,918
President and Chief Executive         2001           108,772         5,000                           3,653
Officer                               2000            96,604             -                           3,138

Charles H. Holmes, Jr. (d)            2002         $ 145,890       $ 8,000       $19,386           $ 5,462
Vice - Chairman                       2001           141,618        15,000        16,495             5,408
                                      2000           138,555             -         9,845             4,678

Paul L. Dailey                        2002         $ 105,194        $4,000                         $ 3,607
Vice President - Finance and Chief    2001           100,668         5,000                           3,470
Financial Officer                     2000            92,926             -                           3,075

John A. Fogleman                      2002           $99,179        $8,000                         $ 3,455
Vice President - Operations           2001            94,847         5,000                           3,235
                                      2000            87,427             -                           2,863


(a) Other annual compensation for Mr. Holmes consisted of (i) automobile allowance and expenses amounting to $14,424, $13,375 and $7,884 and (ii) supplemental medical benefits amounting to $4,962, $3,120, and $1,961 in 2002, 2001 and 2000, respectively. The value of perquisites and other personal benefits for other Named Executive Officers do not exceed 10% of annual salary and bonus.

(b)  Consists entirely of Company contributions to 401(k) plan

(c) Mr. Shaw has served as the Company's President and chief Executive since November 2001. Prior to November 2001, he served as the Company's Executive Vice President and Chief Operating Officer.

(d) Mr. Holmes served as the President and Chief Executive Officer of the Company from 1993 to November 2001. He has served as Vice-Chairman since November 2001.



STOCK OPTION AND PERFORMANCE INCENTIVE PLAN

The Transnational Industries,Inc. Stock Option and Performance Incentive Plan (the "Option Plan") awards key employees whose initiative is deemed valuable for the successful conduct and development of the Company's business. Under the Option Plan, awards may be in various forms of stock options, stock appreciation rights, and shares of Common Stock. The purpose of the Option Plan is to attract and retain the best available employees for the Company and its subsidiaries and to encourage the highest level of performance by such employees, thereby enhancing the value of the Company for the benefit of its stockholders. The Option Plan is also intended to motivate employees to contribute to the Company's future growth and profitability and to reward their performance in a manner that provides them with means to increase their holdings of Common Stock of the Company and aligns their interest with the interest of the stockholders of the Company. Awards are granted by the Compensation Committee of the Board of Directors of the Company. The Option Plan provides for the awarding of up to 150,000 shares of the Company's Common Stock to employees of the Company and its subsidiaries. Options to purchase 50,000 common shares have been granted as of January 31, 2002.

There were no awards made under the Option Plan during the fiscal year ended January 31, 2002. The following table sets forth information relating to prior option awards to the Named Executive Officers:



               Aggregated Option Exercises in Fiscal Year Ended January 31, 2002
                              and Fiscal Year End Option Values
--------------------------------------------------------------------------------------------------
                                                                           Value of
                                  Unexercised Options (#)        Unexercised in-the-money Options
                                     at Fiscal Year End               at Fiscal Year End ($)
               Name               Exercisable/Unexercisable        Exercisable/Unexercisable (a)
               ----               -------------------------        -------------------------------
  Jonathan A. Shaw                          7,500 / 0                     $ 14,125 / $0

  Charles H. Holmes, Jr.                   15,000 / 0                     $ 27,750 / $0

  Paul L. Dailey                           10,000 / 0                     $ 18,625 / $0

  John A. Fogleman                          7,500 / 0                     $ 14,125 / $0


(a) Based on the average of the high and low bid over-the-counter market quotations on the Company's Stock on January 31,2002 of $4.30.



EMPLOYMENT AGREEMENTS

The Company entered into an employment agreement with Mr. Shaw effective May 1, 1995. Under the agreement Mr. Shaw is currently paid an annual base salary of $135,000, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits. Mr. Shaw may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Shaw's contract automatically renewed on May 1, 2002, for the period through April 30, 2003. In the event that Mr. Shaw's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non renewal of the contract term by the Company within six months prior to or three years after a Change in Control will be treated as a termination without cause. The agreement also includes a restrictive covenant whereby Mr. Shaw agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

The Company also entered into an employment agreement with Mr. Holmes effective May 1, 1995. Under the agreement Mr. Holmes is currently paid an annual base salary of $147,000 which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits including group insurance, supplemental medical benefits and an automobile allowance. Mr. Holmes may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of the existing term. Pursuant to such provision, Mr. Holmes's contract automatically renewed on May 1, 2002, for the period through April 30, 2003. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to a lump sum payment equal to twice his annual base salary and the continuation of his fringe benefits for a period of two years. A non-renewal of the contract term by the Company within six months prior to or three years after a "Change in Control" will be treated as a termination without cause. A "Change in Control" is defined as (i) a change within twelve months of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's voting stock, (iii) the sale of the assets of Spitz, or (iv) any merger or consolidation of the Company's business which results in a change in ownership of the majority of the equity of the Company. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

The Company also entered into an employment agreement with Mr. Dailey effective May 1, 1995. Under the agreement Mr. Dailey is currently paid an annual base salary of $111,000, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits. Mr. Dailey may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Dailey's contract automatically renewed on May 1, 2002, for the period through April 30, 2003. In the event that Mr. Dailey's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non renewal of the contract term by the Company within six months prior to or three years after a Change in Control will be treated as a termination without cause. The agreement also includes a restrictive covenant whereby Mr. Dailey agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

The Company also entered into an employment agreement with Mr. Fogleman effective May 1, 1995. Under the agreement Mr. Fogleman is currently paid an annual base salary of $104,500, which may be increased from time to time by the Company's Board of Directors, plus certain fringe benefits. Mr. Fogleman may also receive, at the sole discretion of the Company's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Transnational Industries Inc. 1995 Stock Option and Performance Incentive Plan. The original term of the agreement was one year, but the agreement automatically extends an additional one year unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Fogleman's contract automatically renewed on May 1, 2002, for the period through April 30, 2003. In the event that Mr. Fogleman's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non-renewal of the contract term by the Company within six months prior to or three years after a Change in Control will be treated as a termination without cause. The agreement also includes a restrictive covenant whereby Mr. Fogleman agrees not to engage in a competing business of the Company for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.


COMPENSATION OF DIRECTORS

Mr. Huber, the Chairman of the Board of Directors is compensated at a rate of $60,000 per annum and each other outside director is paid a fee of $15,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of March 31, 2002 (except for William
D. Witter and Charles Huber, whose respective beneficial ownership is disclosed in the immediately following table). The Common Stock is the Company's only class of voting securities.


                                                 Amount and Nature
         Name and Address                     Of Beneficial Ownership    % of Common Stock
         ----------------------------------- ------------------------- ---------------------
         Penfield Limited Partnership                 81,760                   17.9%
         c/o William D. Witter, Inc.
         153 East 53rd Street
         New York, NY 10022


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of March 31, 2002, the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made in the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and all of the Company's executive officers as a group:


                                                        Amount and Nature
       Name                                          of Beneficial Ownership     % of Common Stock
       -------------------------------------------- --------------------------- --------------------
       William D. Witter                                     216,499(1)                 47.4%
       c/o William D. Witter, Inc.
       153 East 53rd Street
       New York, NY 10022

       Charles Huber                                          56,000                    12.3%
       c/o William D. Witter, Inc.
       153 East 53rd Street
       New York, NY 10022

       Michael S. Gostomski                                   21,290                     4.7%
       c/o RBC Heim Bearings
       60 Round Hill Road
       Fairfield, CT 06430

       Calvin A. Thompson                                     18,400(4)                  4.0%
       c/o William D. Witter, Inc.
       153 East 53rd Street
       New York, NY 10022

       Charles H. Holmes, Jr.                                 17,500(2)                  3.7%(3)
       c/o Transnational Industries, Inc.
       PO Box 198 Route One
       Chadds Ford, PA 19317

       Paul L Dailey                                          11,250(5)                  2.4%(3)
       c/o Transnational Industries, Inc.
       PO Box 198 Route One
       Chadds Ford, PA 19317


       Jonathan A. Shaw                                       10,000(6)                  2.2%(3)
       c/o Transnational Industries, Inc.
       PO Box 198 Route One
       Chadds Ford, PA 19317

       John A. Fogleman                                        8,005(7)                  1.7%(3)
       c/o Transnational Industries, Inc.
       PO Box 198 Route One
       Chadds Ford, PA 19317

       Mason N. Carter                                          0                         0.0%
       c/o Merrimac Industries, Inc.
       41 Fairfield Place
       West Caldwell,  NJ 07006

       All current Directors and executive
       officers as a group (9 persons)                        358,943(8)                 72.3%(3)


1 Information in respect of the beneficial ownership of William D. Witter is based upon a statement on Schedule 13G/A filed with the Commission on February 5, 2002 and includes the 81,760 shares of Common Stock owned by Penfield Limited Partnership.

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

7 Includes 7,500 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Fogleman's stock options

8 Includes a total of 40,000 shares of Common Stock acquirable within sixty days upon the exercise of all stock options owned by the Company's executive officers.



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


Dated: May 28, 2002                            Transnational Industries, Inc.


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

    Signature                 Title                                     Date

By: /s/ Jonathan A. Shaw
    -------------------------
    Jonathan A. Shaw          President and                      May 28, 2002
                              Chief Executive Officer
                              (Principal Executive Officer)

By: /s/ Paul L. Dailey
    -------------------------
    Paul L. Dailey            Vice President and                 May 28, 2002
                              Chief Financial Officer
                              (Principal Financial Officer)
                              (Principal Accounting Officer)

By: /s/ Charles F. Huber
    -------------------------
    Charles F. Huber          Chairman of the Board              May 28, 2002
                              of Directors

By: /s/ Charles H. Holmes Jr.
    -------------------------
    Charles H. Holmes Jr.     Vice-Chairman of the Board         May 28, 2002
                              of Directors
By: /s/ William D. Witter
    -------------------------
    William D. Witter         Director                           May 28, 2002

By: /s/ Michael S. Gostomski
    -------------------------
    Michael S. Gostomski      Director                           May 28, 2002

By: /s/ Calvin A. Thompson
    -------------------------
    Calvin A. Thompson        Director                           May 28, 2002

By: /s/ Mason Carter
    -------------------------
    Mason N. Carter           Director                           May 28, 2002