Form 10QSB
period 2002-04-30
TRANSNATIONAL INDUSTRIES INC
filed 2002-06-14
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2002

         [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              EXCHANGE ACT

         For the transition period from               to
                                        -------------    -------------

                  Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)


            Delaware                                        22-2328806
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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Common stock, $0.20 par value
                   Outstanding at May 31, 2002: 456,760 shares

Transitional Small Business Disclosure Format (check one):
YES           NO    X
     -----        -----

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated balance sheets --
               April 30, 2002, and  January 31, 2002.                        3-4

               Consolidated statements of operations --
               Three months  ended April 30, 2002 and 2001.                    5

               Consolidated statements of cash flows --
               Three months ended April 30, 2002 and 2001.                     6

               Notes to consolidated financial statements --
               April 30, 2002.                                               7-8

    Item 2.    Management's Discussion and Analysis or Plan of Operation    9-12

Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                          13


SIGNATURES                                                                    13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                               April 30, 2002   January 31, 2002
                                                              ----------------- -----------------
Assets                                                          (Unaudited)         (Audited)
 Current Assets:
  Cash                                                                 $   487            $  556
  Accounts receivable                                                    1,020             1,857
  Inventories                                                            2,325             2,348
  Deferred taxes                                                           368               368
  Other current assets                                                     354               341
                                                              ----------------- -----------------

Total current assets                                                     4,554             5,470



Machinery and equipment:
 Machinery and equipment                                               $ 3,816           $ 3,732
 Less accumulated depreciation                                           2,710             2,613
                                                              ----------------- -----------------

Net machinery and equipment                                              1,106             1,119



Other assets:
 Repair and maintenance inventories, less provision
  for obsolescence                                                         107               107
 Computer software, less amortization                                      416               409
 Goodwill                                                                1,622             1,622
                                                              ----------------- -----------------

Total other assets                                                       2,145             2,138
                                                              ----------------- -----------------

Total assets                                                           $ 7,805           $ 8,727
                                                              ================= =================


See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                              April 30, 2002    January 31, 2002
                                                             ------------------ -----------------
Liabilities and stockholders' equity                              (Unaudited)           (Audited)

Current liabilities:
  Accounts payable                                                     $   677          $    486
  Deferred maintenance revenue                                             567               680
  Accrued expenses                                                         291               373
  Billings in excess of cost and estimated earnings                        701             1,410
  Current portion of long-term debt                                        244               320
                                                             ------------------ -----------------

Total current liabilities                                                2,480             3,269

Long-term debt, less current portion                                       846               897


Stockholders' equity:
 Series B cumulative convertible preferred stock,
  $0.01 par value - authorized 100,000  shares;
  issued and outstanding 318 shares
  (liquidating value $189,131)                                              73                73
 Common stock, $0.20 par value -authorized
  1,000,000 shares; issued and outstanding 456,760
  (excluding 45,710 shares held in treasury)                               100               100
 Additional paid-in capital                                              8,521             8,521
 Accumulated deficit                                                    (4,078)           (3,996)
                                                             ------------------ -----------------
                                                                         4,616             4,698
Less: Treasury stock                                                      (137)             (137)
                                                             ------------------ -----------------
Total stockholders' equity                                               4,479             4,561
                                                             ------------------ -----------------

Total liabilities and stockholders' equity                              $7,805           $ 8,727
                                                             ================== =================


See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                      Three Months Ended
                                                          April 30,
                                                --------------------------------
                                                        2002            2001
                                                --------------- ----------------

Revenues                                            $   2,178        $   3,659
Cost of Sales                                           1,537            2,591
                                                --------------- ----------------
Gross Margin                                              641            1,068

Selling expenses                                          215              200
Research and development                                  228              247
General and administrative expenses                       261              258
                                                --------------- ----------------
                                                          704              705
                                                --------------- ----------------
Operating income (loss)                                   (63)             363

Interest expense                                           19               19
                                                --------------- ----------------
Income (loss) before income tax                           (82)             344

Provision for income taxes                                  -               22
                                                --------------- ----------------
Net income                                                (82)             322

Preferred dividend requirement                              2                2
                                                --------------- ----------------
Income (loss) applicable to common shares                 (84)         $   320
                                                =============== ================

Basic income (loss) per common share                   $ (.18)           $ .70
                                                =============== ================

Diluted income (loss) per common share                 $ (.18)           $ .65
                                                =============== ================




         See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                            Consolidated Statements
                                 of Cash Flows
                                  (Unaudited)
                                 (In thousands)

                                                                      Three Months ended
                                                                          April 30,
                                                               ----------------- ---------------
                                                                           2002            2001
                                                               ----------------- ---------------

Operating activities
Net income (loss)                                                        $  (82)         $  322
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
   Depreciation and amortization                                            131             142
   Provision for obsolescence                                                10              10
   Compensation from stock options                                           -                3
   Changes in operating assets and liabilities, net:
     Accounts receivable                                                    837           1,559
     Inventories                                                            106             140
     Other current assets                                                   (13)            (43)
     Billings net of cost and estimated earnings on contracts              (802)           (670)
     Accounts payable                                                       191            (525)
     Accrued expenses                                                      (195)           (168)
                                                               ----------------- ---------------
Net cash provided by operating activities                                   183             770
                                                               ----------------- ---------------

Investing activities
Capital expenditures                                                       (125)            (46)
                                                               ----------------- ---------------
Net cash used by investing activities                                      (125)            (46)
                                                               ----------------- ---------------

Financing activities
Proceeds from revolving line of credit                                      650             250
Payments on revolving line of credit                                       (650)           (850)
Payments on capital leases                                                  (77)            (51)
Scheduled payments on long term debt                                        (50)            (46)
                                                               ----------------- ---------------
Net cash used by financing activities                                      (127)           (697)
                                                               ----------------- ---------------

Increase (decrease) in cash                                                 (69)             27
Cash at beginning of period                                                 556             509
                                                               ----------------- ---------------
Cash at end of period                                                   $   487         $   536
                                                               ================= ===============


     See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2002

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 2002, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2002, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2002.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):


                                                                        Three Months ended
                                                                            April, 30
                                                                    -------------------------
                                                                           2002         2001
                                                                    ------------ ------------
Numerator (same for basic and dilutive):
        Net income (loss)                                                $  (82)       $  322
        Preferred dividend requirement                                        2             2
                                                                    ------------ ------------
        Net income (loss) available to common stockholders               $  (84)       $  320
                                                                    ============ ============
Denominator:
        Weighted average shares outstanding for basic earnings
        per share                                                        456,760      456,760
        Dilutive effect of employee stock options                         31,668       36,157
                                                                    ------------ ------------
        Weighted average shares outstanding and assumed
        conversions for dilutive earnings per share                      488,428      492,917
                                                                    ============ ============

Basic earnings (loss) per share                                         $  (.18)       $  .70
                                                                    ============ ============
Diluted earnings (loss) per share:                                      $  (.18)       $  .65
                                                                    ============ ============

Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred B shares amounted to 1,871 shares in each of three month periods ended April 30, 2002 and 2001.

Note C -FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. Transnational Industries, Inc. (the "Company") adopted SFAS 142 on February 1, 2002. The adoption of this accounting standard discontinues the amortization of goodwill by $67,800 per year. Amortization of goodwill was $16,950 for the three-month period ended April 30, 2001. There was no amortization expense for the three-month period ended April 30, 2002. The value of Goodwill on the balance sheet remained unchanged at $1,622,000 as of January 31, 2002 and April 30, 2002. In connection with the adoption of SFAS No. 142, the Company is in the process of completing its transitional impairment assessment, which will be done within six months from the date of adoption as required by the standard. The Company has not determined the impact, if any, the adoption of this pronouncement will have on its financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues for the first quarter of the fiscal year ended January 31, 2003 (fiscal
2003) were $2,178,000 compared to $3,659,000 for the first quarter of the fiscal year ended January 31, 2002 (fiscal 2002), a decrease of $1,481,000 (40%). As expected, the decrease was due to lower revenue from all of the Company's products as a result of reduced backlog and the timing of new contract deliveries. In contrast, the first quarter of fiscal 2002 recorded revenues at near record highs for all products. ImmersaVision(TM) revenue amounted to $747,000 in the first quarter of fiscal 2003 compared to $946,000 in the first quarter of fiscal 2002, a decrease of $199,000 (21%). The decrease in ImmersaVision(TM) revenue in fiscal 2003 was attributable to higher volume of activity in the first quarter of fiscal 2002 on six ImmersaVision systems in various phases of production and installation. This compared to the two systems in production in the first quarter of fiscal 2003 in preparation for installation later in the year. Planetarium revenues were $740,000 in the first quarter of fiscal 2003 compared to $1,233,000 in the first quarter of fiscal 2002, a decrease of $493,000 (40%). The decrease in planetarium revenues was attributable to lower volume from the sale of systems for the educational market. Planetarium revenues include $300,000 for the sale of maintenance and parts in the first quarter of fiscal 2003 compared to $303,000 in the first quarter of fiscal 2002, a decrease of $3,000 (1%). The decrease in maintenance and parts revenues was due to the lower sales of spare parts. Dome revenues were $691,000 in the first quarter of fiscal 2003 compared to $1,480,000 in the first quarter of fiscal 2002, a decrease of $789,000 (53%). The lower dome revenues in fiscal 2003 were attributable to lower sales of film theaters, planetarium theaters, and special projects, as a dome for a casino attraction was completed in May 2001. Otherwise, dome revenues from ride simulators increased.

The backlog of unearned revenue as of April 30, 2002 was approximately $4,500,000, all of which is scheduled to be earned in fiscal 2003. There are many promising sales prospects for all of the Company's products. The Company is in negotiations with several sales prospects, which should begin to replenish the revenue backlog. Also, many prospects appear to be deferring decisions until they evaluate demonstrations at a biannual trade show scheduled in late July 2002. The new orders expected from current negotiations will sustain revenue levels comparable to the first quarter for the remainder of fiscal 2003. Strong sales prospects are expected to yield new orders later in fiscal 2003 and into fiscal 2004, which should return long-term revenue growth.

Gross margins were 29.4% in the first quarter of fiscal 2003 compared to 29.2% in the first quarter of fiscal 2002. Dome margins remained strong while margins on planetarium and ImmersaVision(TM) improved but still lagged domes. Selling expenses increased $15,000 (7%) in fiscal 2003 due to higher expenditures on travel and trade conference activities. Research and development expenses decreased $19,000 (8%) in fiscal 2003. The decrease in research and development expenses was due to the use of engineering personal for the development of computer software. General and administrative expenses increased $3,000 (1%) in fiscal 2003 as a decrease of $16,950 in goodwill amortization was offset by various other expenditures.

Interest expense amounted to $19,000 in each of the first quarters of fiscal 2003 and fiscal 2002, The $19,000 reported in the first quarter of fiscal 2003 consisted of $10,000 paid on bank debt agreements and $10,000 paid on capital leases offset by $1,000 of interest income. The $19,000 reported in the first quarter of fiscal 2002 consisted of $7,000 paid on bank debt agreements and $12,000 paid on capital leases. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. Income tax expense consists of state income taxes of $22,000 in the first quarter of fiscal 2002. As a result of the above, a net loss of $82,000 was recorded in the first quarter of fiscal 2003 compared to net income of $322,000 in the first quarter of fiscal 2002.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company adopted SFAS 142 on February 1, 2002. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The adoption of this accounting standard discontinues the amortization of goodwill by $67,800 per year. Amortization of goodwill was $16,950 for the three-month period ended April 30, 2001. There was no amortization expense for the three-month period ended April 30, 2002. The value of Goodwill on the balance sheet remained unchanged at $1,622,000 as of January 31, 2002 and April 30, 2002. In connection with the adoption of SFAS No. 142, the Company is in the process of completing its transitional impairment assessment, which will be done within six months from the date of adoption as required by the standard. The Company has not determined the impact, if any, the adoption of this pronouncement will have on its financial statements.

Liquidity and Capital Resources

Net cash provided by operating activities was $183,000 in the first quarter of fiscal 2003, compared to $770,000 used in the first quarter of fiscal 2002. The Company's net loss of $82,000 in the first quarter of fiscal 2002 produced $183,000 of net cash provided from operating activities due to the effects of $124,000 of cash provided by changes in operating assets and liabilities and $141,000 of non-cash charges. By way of comparison, the Company's $322,000 of net income in the first quarter of fiscal 2001 produced $770,000 of net cash provided from operating activities. This was due to the effects of $293,000 of cash provided by changes in operating assets and liabilities and $155,000 of non-cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from year to year to remain both material and variable.

The $183,000 provided by operations in the first quarter of fiscal 2003 was offset by $125,000 of investing activities and $127,000 of financing activities. The $770,000 provided by operations in the first quarter of fiscal 2002 was partially used by $46,000 of investing activities and $697,000 of financing activities. The net result was a $69,000 decrease in cash balances during the first quarter of fiscal 2003 compared to an increase of $27,000 during the first quarter of fiscal 2002.

Financing activities in the first quarter of fiscal 2003 consisted of payments of $77,000 on capital leases and $50,000 of monthly principal payments on the bank term note. This resulted in a $127,000 first quarter decrease in total debt from $1,217,000 at January 31, 2002 to $1,090,000 at April 30, 2002. Financing
activities in the first quarter of Fiscal 2002 consisted of net payments of $600,000 on the revolving credit note, payments of $51,000 on capital leases and monthly principal payments on the bank term note of $46,000. Non cash financing transactions in the first quarter fiscal 2002 consist of $205,000 of machinery and equipment acquired through capital leases.

Investing activities in the first quarter of fiscal 2003 consisted of the purchase and fabrication of machinery and equipment amounting to $84,000 and the development of computer software amounting to $41,000. Investing activities in the first quarter of fiscal 2002 consisted of the purchase and fabrication of machinery and equipment amounting to $46,000.

The balance on the Company's revolving credit note was $600,000 at April 30, 2002 and at January 31, 2002. This resulted in unused borrowing capacity of $500,000. Cash balances of $487,000 provided additional liquidity at April 30, 2002 compared to $556,000 at January 31, 2001. The next source of liquidity, accounts receivable, decreased to $1,020,000 at April 30, 2002 compared to $1,857,000 at January 31, 2002. This resulted in a $906,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at April 30, 2002 compared to January 31, 2002. As anticipated, contracts in progress began absorbing liquidity in fiscal 2003. This contributed to the decrease in liquidity available from cash, borrowing capacity and accounts receivable by way of a $803,000 reduction in funding from contracts in progress. The $803,000 reduction is measured by the net revenue in excess of billings of $388,000 at April 30, 2002 compared to a $415,000 excess of billings over recorded revenue at January 31, 2002. While this creates a decrease in the first line of liquidity sources, contracts in progress will begin to provide liquidity as billings catch up to recorded revenue. Also, noteworthy is the decreased demand for liquidity resulting from the reduced level of customer contracts. Still, near term liquidity pressures are expected, as revenues remain low and work on new customer contracts begin. Timing of bookings and payments on prospective customer contracts will affect liquidity significantly. To provide relief to the liquidity pressures, the Company's bank has verbally approved a modification of the revolving credit agreement increasing the borrowing limit to $2,000,000. Modified debt agreements are expected to be executed in June 2002.

The Company's anticipated new debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future.

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

                              II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

    None

(b) Reports on Form 8-K:

    The Registrant did not file any reports on Form 8-K during the three months ended April 30, 2002.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              TRANSNATIONAL INDUSTRIES, INC.



                                              /s/   Paul L. Dailey, Jr.
                                              -------------------------
        Date:  June 14, 2002                  Paul L. Dailey, Jr.
                                              Secretary-Treasurer

                                              Signing on Behalf of Registrant
                                              and as Chief Financial Officer