Form 10QSB
period 2002-07-31
TRANSNATIONAL INDUSTRIES INC
filed 2002-09-16
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2002

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

                          Common stock, $0.20 par value
                   Outstanding at August 31, 2002: 456,760 shares

Transitional Small Business Disclosure Format (check one):
YES           NO    X
     -----        -----

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE


Part I.    FINANCIAL INFORMATION

    Item 1.    Financial Statements

               Consolidated balance sheets --
               July 31, 2002, and  January 31, 2002.                        3-4

               Consolidated statements of operations -- Three
               months  ended July 31, 2002 and 2001; six months
               ended July 31, 2002 and 2001.                                  5

               Consolidated statements of cash flows --
               Six months ended July 31, 2002 and 2001.                       6

               Notes to consolidated financial statements --
               July 31, 2002.                                               7-9

    Item 2.    Management's Discussion and Analysis or Plan of Operation   10-14

    Item 3.    Controls and procedures                                       14


Part II.   OTHER INFORMATION

         Item 6.    Exhibits and Reports on Form 8-K                         15


SIGNATURES                                                                   15


CERTIFICATIONS                                                               16

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                 July 31, 2002    January 31, 2002
                                                                ----------------- -----------------
Assets                                                             (Unaudited)         (Audited)

Current Assets:
  Cash                                                                   $   233            $  556
  Accounts receivable                                                      1,638             1,857
  Inventories                                                              2,636             2,348
  Deferred taxes                                                             368               368
  Other current assets                                                       358               341
                                                                ----------------- -----------------

Total current assets                                                       5,233             5,470



Machinery and equipment:
  Machinery and equipment                                                $ 4,051           $ 3,732
  Less accumulated depreciation                                            2,817             2,613
                                                                ----------------- -----------------

Net machinery and equipment                                                1,234             1,119



Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                         107               107
  Computer software, less amortization                                       422               409
  Goodwill                                                                 1,622             1,622
                                                                ----------------- -----------------

Total other assets                                                         2,151             2,138
                                                                ----------------- -----------------

Total assets                                                             $ 8,618           $ 8,727
                                                                ================= =================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)


                                                                 July 31, 2002     January 31, 2002
                                                              ------------------- -------------------
Liabilities and stockholders' equity                                (Unaudited)           (Audited)

Current liabilities:
  Accounts payable                                                       $   613          $    486
  Deferred maintenance revenue                                               641               680
  Accrued expenses                                                           310               373
  Billings in excess of cost and estimated earnings                          963             1,410
  Current portion of long-term debt                                          243               320
                                                               ------------------ -----------------

Total current liabilities                                                  2,770             3,269

Long-term debt, less current portion                                       1,565               897


Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000  shares;
    issued and outstanding 318 shares
    (liquidating value $182,254)                                              73                  73
 Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 456,760
    (excluding 45,710 shares held in treasury)                               100                 100
 Additional paid-in capital                                                8,521               8,521
 Accumulated deficit                                                     (4,274)             (3,996)
                                                              ------------------- -------------------
                                                                           4,420               4,698
Less: Treasury stock                                                       (137)               (137)
                                                              ------------------- -------------------
Total stockholders' equity                                                 4,283               4,561
                                                              ------------------- -------------------

Total liabilities and stockholders' equity                              $  8,618           $   8,727
                                                              =================== ===================


See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                        Three Months Ended                  Six Months Ended
                                                             July 31                             July 31
                                                   -----------------------------      ------------------------------
                                                            2002           2001                  2002          2001
                                                   -------------- --------------      ---------------- -------------

Revenues                                                 $ 2,103        $ 2,475               $ 4,281       $ 6,134
Cost of Sales                                              1,465          1,701                 3,002         4,292
                                                   -------------- --------------      ---------------- -------------
Gross Margin                                                 638            774                 1,279         1,842

Selling expenses                                             254            232                   469           432
Research and development                                     288            207                   516           454
General and administrative expenses                          267            294                   528           552
                                                   -------------- --------------      ---------------- -------------
                                                             809            733                 1,513         1,438
                                                   -------------- --------------      ---------------- -------------
Operating income (loss)                                    (171)             41                 (234)           404

Interest expense                                              25             18                    44            37
                                                   -------------- --------------      ---------------- -------------
Income (loss) before income tax                            (196)             23                 (278)           367

Provision for income taxes                                     -              3                     -            25
                                                   -------------- --------------      ---------------- -------------
Net income (loss)                                          (196)             20                 (278)           342

Preferred dividend requirement                                 2              2                     4             4
                                                   -------------- --------------      ---------------- -------------
Income (loss) applicable to common shares                $ (198)         $   18              $  (282)        $  338
                                                   ============== ==============      ================ =============

Basic income (loss) per common share                    $  (.43)         $  .04             $  ( .62)        $  .74
                                                   ============== ==============      ================ =============
Diluted income (loss) per common share                  $  (.43)         $  .04             $  ( .62)        $  .69
                                                   ============== ==============      ================ =============


         See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                             Consolidated Statements
                                  of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Six Months ended
                                                                            July 31,
                                                                 --------------- ---------------
                                                                           2002            2001
                                                                 --------------- ---------------

Operating activities
Net income (loss)                                                       $  (278)         $  342
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                                           272             322
    Provision for obsolescence                                               20              20
    Compensation from stock options                                           -               5
    Changes in operating assets and liabilities, net:
        Accounts receivable                                                 219           1,393
        Inventories                                                         (19)            134
        Other current assets                                                (17)            (52)
        Billings net of cost and estimated earnings on contracts           (736)           (354)
        Accounts payable                                                    127            (853)
        Accrued expenses                                                   (102)            (24)
                                                                 --------------- ---------------
Net cash provided by (used in) operating activities                        (514)            933
                                                                 --------------- ---------------

Investing activities
Capital expenditures                                                       (174)           (272)
                                                                 --------------- ---------------
Net cash used in investing activities                                      (174)           (272)
                                                                 --------------- ---------------

Financing activities
Proceeds from revolving line of credit                                    1,875             250
Payments on revolving line of credit                                     (1,250)           (850)
Payments on capital leases                                                 (166)           (107)
Scheduled payments on long term debt                                        (94)            (93)
                                                                 --------------- ---------------
Net cash provided by (used in) financing activities                         365            (800)
                                                                 --------------- ---------------

Increase (decrease) in cash                                                (323)           (139)
Cash at beginning of period                                                 556             509
                                                                 --------------- ---------------
Cash at end of period                                                   $   233         $   370
                                                                 =============== ===============


     See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                  July 31, 2002

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended July 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2002, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2002.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

1
                                                                      Three Months Ended             Six Months Ended
                                                                           July 31                        July 31
                                                                  ---------------------------    --------------------------
                                                                       2002          2001             2002          2001
                                                                  ------------ --------------    ------------ -------------
Numerator (same for basic and diluted):
Net income (loss)                                                      $ (196)         $  20          $ (278)        $ 342
Preferred dividend requirement                                              2              2               4             4
                                                                  ------------ --------------    ------------ -------------
Net income (loss) available to common  stockholders                    $ (198)         $  18          $ (282)        $ 338
                                                                  ============ ==============    ============ =============

Denominator:
Weighted average shares outstanding for basic
earnings per share                                                    456,760        456,760         456,760       456,760
Dilutive effect of employee stock options                              37,889         36,489          33,772        36,323
                                                                  ------------ --------------    ------------ -------------
Weighted average shares outstanding and assumed
conversionsfor diluted earnings per share                             494,649        493,249         490,532       493,083
                                                                  ============ ==============    ============ =============

Basic income (loss) per share                                         $ (.43)          $ .04         $( .62)         $ .74
                                                                  ============ ==============    ============ =============
Diluted income (loss) per share                                       $ (.43)          $ .04          $(.62)         $ .69
                                                                  ============ ==============    ============ =============



Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred B shares amounted to 1,871 shares in each of three-month periods ended July 31, 2002 and 2002.

Note C-FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARD NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS"

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. Transnational Industries, Inc. (the "Company") adopted SFAS 142 on February 1, 2002. The adoption of this accounting standard discontinues the amortization of goodwill by $67,800 per year. The Company has completed the first of the impairment tests of goodwill as of January 31, 2002 which concluded there was no impairment of goodwill.

The following information describes the impact the adoption of SFAS No. 142 had on the Company during the periods reported (dollars in thousands except per share data):


                                                   Three Months Ended             Six Months Ended
                                                        July 31                        July 31
                                               ---------------------------    --------------------------
                                                   2002          2001             2002         2001
                                               ------------- -------------    ------------- ------------

Reported net income (loss)                          $ (196)         $  20          $ (278)        $ 342
Add back goodwill amortization                           -             17               -            34
                                               ------------- -------------    ------------- ------------
Adjusted net income (loss)                          $ (196)         $  37          $ (278)        $ 378
                                               ============= =============    ============= ============

Basic income (loss) per share:
      Reported income (loss) per share              $ (.43)         $ .04          $( .62)        $ .74
      Goodwill amortization                              -          $ .04               -         $ .08
                                               ------------- -------------    ------------- ------------
      Adjusted income (loss) per share              $ (.43)         $ .08          $( .62)        $ .82
                                               ============= =============    ============= ============

Diluted income (loss) per share:
      Reported income (loss) per share              $ (.47)         $ .04           $(.62)        $ .69
      Goodwill amortization                              -          $ .03               -         $ .06
                                                ------------ -------------    ------------- ------------
     Adjusted income (loss) per share               $ (.47)         $ .07          $( .62)        $ .75
                                               ============= =============    ============= ============

Note D - Debt

On July 18, 2002 the Revolving Credit Agreement originally executed on June 12, 1997 and amended in July 2000 was modified again. Under the second modification the borrowing limit was increased from $1,100,000 to $2,000,000. All other terms of the bank debt agreements remain unchanged.

Note E - Supplemental Cash Flow Information

Non-cash financing transactions consist of equipment of $226,000 acquired through a capital lease in May 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues in the second quarter and first six months of the fiscal year ending January 31, 2003 ("fiscal 2003") were $2,103,000 and $4,281,000 compared to
$2,475,000 and $6,134,000 in the comparable periods of the fiscal year ended January 31, 2002 ("fiscal 2002"), a decrease of $372,000 (15%) and $1,853,000
(30%) for the quarter and six-month period, respectively. As expected, the decrease was due to lower revenue from all of the Company's products as a result of reduced backlog and the timing of new contract deliveries. ElecticSky(TM) revenues were $546,000 and $1,293,000 in the second quarter and first six months of fiscal 2003, compared to $636,000 and $1,582,000 in the comparable periods of fiscal 2002, resulting in decreases of $90,000 (14%) and $289,000 (18%) for the second quarter and first six months, respectively. The decrease in
ElecticSky(TM) revenue in fiscal 2003 was attributable to higher volume of activity in the first six months of fiscal 2002 on six ElecticSky(TM) systems in various phases of production and installation. This compared to the two systems in production in the first six months of fiscal 2003 in preparation for installation later in the year. Planetarium revenues were $605,000 and $1,345,000 in the second quarter and first six months of fiscal 2003 compared to $894,000 and $2,127,000 in the comparable periods of fiscal 2002, a decrease of $289,000 (32%) and $782,000 (37%) for the quarter and the six-month period, respectively. The decrease in planetarium revenues was attributable to lower volume from the sale of systems for the educational market. Planetarium revenues include sales of maintenance and parts amounting to $261,000 and $561,000 in the second quarter and first six months of fiscal 2003 compared to $285,000 and $588,000 in the comparable periods of fiscal 2002, a decrease of $24,000 (8%) and $27,000 (5%) for the quarter and first six months, respectively. The decrease in maintenance and parts revenues was due to lower sales of spare parts and service to customers without preventive maintenance agreements. Dome revenues were $952,000 and $1,643,000 in the second quarter and first six months of fiscal 2003 compared to $945,000 and $2,425,000 in the comparable periods of fiscal 2002, an increase of $7,000 (1%) for the quarter and a decrease of $782,000 (32%) for the six-month period. The lower dome revenues for the first six months were attributable to lower sales of film theaters, planetarium theaters, and special projects, as a large dome for a casino attraction was completed in May 2001. Otherwise, dome revenues from ride simulators were higher in the first six months of fiscal 2003 due to work completed on a theme park attraction in China. In the second quarter of fiscal 2003 higher dome revenues from special projects offset continued lower revenues from planetarium and film theaters. Special dome projects in the second quarter consisted of architectural treatments for a museum in the United States and a theme park in Germany.

The backlog of unearned revenue as of July 31, 2002 was approximately $5,200,000, all of which is scheduled to be earned in the next twelve months. There are many promising sales prospects for all of the Company's products. Many prospects are evaluating new planetarium systems demonstrated by the Company and its competitors at a biannual trade show held in late July 2002. Also, the

Company has several prospects scheduled for demonstrations of its new ImmersaVision(TM) Theater recently created at its plant. The ImmersaVision(TM) Theater, formally named ElectrcHorizon(TM), displays digital cinema on a curved screen using a high performance digital projector and a customized lens combined with surround sound. The ImmersaVision(TM) Theater creates an immersive visual and audio experience, which is being targeted as an entertainment attraction for various visitor centers. The current backlog and new orders expected from current negotiations are expected to sustain revenue levels comparable to the first six months for the remainder of fiscal 2003. Strong sales prospects from the Company's traditional markets along with new prospects for ImmersaVision(TM) Theaters are expected to yield new orders later in fiscal 2003 and into fiscal 2004, which should return long-term revenue growth.

Gross margins were 30.3% and 29.9% in the second quarter and first six-months of fiscal 2003 compared to 31.3% and 30.0% in the comparable periods of Fiscal 2002. Dome gross margins continued to be strong while ElectricSky and planetarium margins continued to lag, but showed improvement. However, poorer overhead absorption from the loss of volume related efficiencies offset the improvement resulting in slightly lower gross margins in fiscal 2003. Selling expenses increased $22,000 (9%) in the second quarter and $37,000 (9%) in the first six months of fiscal 2003 compared to the comparable periods of Fiscal 2002. The increase in selling expense was due to higher expenditures on travel and trade conference activities. Research and development expenses increased $81,000 (39%) and $62,000 (14%) in the second quarter and first six months of fiscal 2003 compared to the comparable periods of fiscal 2002. The increase in research and development expenses was due to higher use of engineering resources for the development of new products introduced at the biannual trade show held in late July 2002. General and administrative expenses decreased $27,000 (9%) and $24,000 (4%) in the second quarter and first six months of fiscal 2003 compared to the comparable periods of fiscal 2002. The decrease in general and administrative expenses was due primarily to the elimination of goodwill amortization as a result of a new accounting pronouncement.

Interest expense amounted to $25,000 and $44,000 in the second quarter and first six months of fiscal 2003 compared to $18,000 and $37,000 in the comparable periods of fiscal 2002. The increase in interest expense is attributable to higher use of the bank line of credit. The $25,000 and $44,000 reported in the first quarter and first six months of fiscal 2003 consisted of $11,000 and $18,000 paid on bank debt agreements plus $14,000 and $26,000 paid on capital lease obligations. The $18,000 and $37,000 reported in the first quarter and first six months of fiscal 2002 consisted of $5,000 and $15,000 paid on bank debt agreements plus $15,000 and $25,000 paid on capital lease obligations offset by $2,000 and $3,000 of interest income. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. Income tax expense consists of state income taxes of $3,000 and $25,000 in the second quarter and first six months of fiscal 2002. As a result of the above, the Company reported a net loss of $196,000 and $278,000 in the second quarter and first six months of fiscal 2003 compared to net income of $20,000 and $342,000 for the comparable periods of Fiscal 2002.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company adopted SFAS 142 on February 1, 2002. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The adoption of this accounting standard discontinues the amortization of goodwill by $67,800 per year. As a result, there was no amortization of goodwill recorded in fiscal 2003 compared to $16,950 and $33,900 for the second quarter and first six months of fiscal 2002, respectively. The Company has completed the first of the impairment tests of goodwill as of January 31, 2002, in accordance with SFAS No. 142 and has concluded there was no impairment of goodwill.

Liquidity and Capital Resources

Net cash used by operating activities was $514,000 in the first six months of fiscal 2003, compared to $993,000 provided in the first six months of fiscal 2002. The $514,000 of net cash used by operating activities in the first six months of fiscal 2003 was produced from $528,000 used by changes in operating assets and liabilities which offset $14,000 in cash provided by the $278,000 net loss after considering the effects of $292,000 in non cash charges. The $933,000 of net cash provided by operating activities in the first six months of fiscal 2002 was produced by adding $244,000 of cash provided by changes in operating assets and liabilities and $347,000 of non-cash charges to $342,000 of net income. The change in operating assets and liabilities from time to time is primarily attributable to progress payment terms on particular customer contracts. The Company expects changes in operating assets and liabilities from period to period to remain both material and variable.

The  $514,000  of net  cash  used by  operating  activities  plus an  additional
$174,000 used by investing activities offset $365,000 provided by financing activities in the first six months of fiscal 2003. The $933,000 provided by operations in the first six months of fiscal 2002 was offset by $800,000 used by financing activities and $272,000 used by investing activities. The net result was a $323,000 decrease in cash balances during the first six months of fiscal 2003 compared to a decrease of $139,000 during the first six months of Fiscal 2002.

Financing activities in the first six months of fiscal 2003 consisted of net proceeds of $625,000 on the revolving credit note, less payments of $166,000 on capital leases and the final scheduled principal payments on the bank term note of $94,000. Non cash financing transactions in the first six months of fiscal 2003 consisted of $226,000 of machinery and equipment acquired through capital leases. Financing activities in the first six months of fiscal 2002 consisted of net payments of $600,000 on the revolving credit note, payments of $107,000 on capital leases and monthly principal payments of $93,000 on the bank term note. Non cash financing transactions in the first six months of fiscal 2002 consisted of $205,000 of machinery and equipment acquired through capital leases.

Investing activities in the first six months of fiscal 2003 consisted of $93,000 of machinery and equipment additions and the development of computer software amounting to $81,000. Investing activities in the first six months of fiscal 2002 consisted of $272,000 of machinery and equipment additions.

The balance on the Company's revolving credit note was $1,225,000 at July 31, 2002 compared to $600,000 at January 31, 2002. This resulted in unused borrowing capacity of $775,000 under the amended $2,000,000 borrowing limit at July 31, 2002 compared to $500,000 under the $1,100,000 limit at January 31, 2002. Cash balances of $233,000 provided additional liquidity at July 31, 2002 compared to $556,000 at January 31, 2002. The next source of liquidity, accounts receivable, decreased to $1,638,000 at July 31, 2002 compared to $1,857,000 at January 31,

2002. This resulted in a $267,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at July 31, 2002 compared to January 31, 2002. As anticipated, contracts in progress began absorbing liquidity in fiscal 2003. This contributed to the decrease in liquidity available from cash, borrowing capacity and accounts receivable by way of a $737,000 reduction in funding from contracts in progress. The $737,000 reduction is measured by the net revenue in excess of billings of $322,000 at July 31, 2002 compared to a $415,000 excess of billings over recorded revenue at January 31, 2002. While this creates a decrease in the first line of liquidity sources, contracts in progress will begin to provide liquidity as billings catch up to recorded revenue. Also noteworthy is the decreased demand for liquidity resulting from the reduced level of customer contracts. Still, near term liquidity pressures are expected, as revenues remain low and work on new customer contracts begin. Timing of bookings and payments on prospective customer contracts will affect liquidity significantly. To provide relief to the liquidity pressures, the revolving credit agreement was modified in July 2002 increasing the borrowing limit to $2,000,000.

The Company's new debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future.

Critical Accounting Policies and Estimates

The financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted in the United States of America, require estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported. Also required is the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined. The Company considers the following accounting policies, which involve a high degree of judgment and complexity, significant to the financial statements.

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


Item 3. CONTROLS AND PROCEDURES

Not applicable since this Quarterly Report on Form 10-QSB is filed for a period that ended prior to August 29, 2002.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits:

10.14 Line of Credit Second Modification Agreement dated July 18, 2002, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc.

10.15 Second Renewal Line of Credit Note dated July 18, 2002, of Transnational Industries Inc. and Spitz Inc. to First Keystone Federal Savings Bank.

99.1   Certification  of  Principal  Executive  Officer  pursuant  to 18  U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2   Certification  of  Principal  Financial  Officer  pursuant  to 18  U.S.C.
       Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

       The Registrant did not file any reports on Form 8-K during the three months ended July 31, 2002.



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


                                              TRANSNATIONAL INDUSTRIES, INC.



                                              /s/   Paul L. Dailey, Jr.
                                              -------------------------
        Date:  September 15, 2002             Paul L. Dailey, Jr.
                                              Secretary-Treasurer

                                              Signing on Behalf of Registrant
                                              and as Chief Financial Officer

                                 CERTIFICATIONS



         I, Jonathan A. Shaw, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Transnational Industries, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 15, 2002

                                      /s/ Jonathan A. Shaw
                                     ------------------------------
                                     Jonathan A. Shaw
                                     President and Chief Executive Officer



         I, Paul L. Dailey, certify that:

       1. I have reviewed this quarterly report on Form 10-QSB of Transnational Industries, Inc.;

       2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

       3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

Date: September 15, 2002

                                       /s/ Paul L. Dailey
                                      --------------------------
                                      Paul L. Dailey
                                      Executive Vice President and
                                      Chief Financial Officer