Form 10QSB
period 2002-10-31
TRANSNATIONAL INDUSTRIES INC
filed 2002-12-16
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2002

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to ___________.

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

                          Common stock, $0.20 par value
                Outstanding at November 30, 2002: 456,760 shares

Transitional Small Business Disclosure Format (check one):

YES |_| NO |X|

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE

Part I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Consolidated balance sheets --
             October 31, 2002, and January 31, 2002                          3-4

             Consolidated statements of operations -- Three
             months ended October 31, 2002 and 2001; nine months
             ended October 31, 2002 and 2001                                   5

             Consolidated statements of cash flows --
             Nine months ended October 31, 2002 and 2001                       6

             Notes to consolidated financial statements --
             October 31, 2002                                                7-9

     Item 2. Management's Discussion and Analysis or Plan of Operation     10-14

     Item 3. Controls and procedures                                       14-15

Part II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                    15

CERTIFICATIONS                                                             16-18

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                       October 31,   January 31,
                                                           2002          2002
                                                       -----------   -----------
Assets                                                 (Unaudited)    (Audited)

Current Assets:
  Cash                                                    $  366       $  556
  Accounts receivable                                      1,653        1,857
  Inventories                                              2,466        2,348
  Deferred taxes                                             368          368
  Other current assets                                       363          341
                                                          ------       ------

Total current assets                                       5,216        5,470

Machinery and equipment:
  Machinery and equipment                                 $4,093       $3,732
  Less accumulated depreciation                            2,911        2,613
                                                          ------       ------

Net machinery and equipment                                1,182        1,119

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                         107          107
  Computer software, less amortization                       395          409
  Goodwill                                                 1,622        1,622
                                                          ------       ------

Total other assets                                         2,124        2,138
                                                          ------       ------

Total assets                                              $8,522       $8,727
                                                          ======       ======

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                                     October 31,     January 31,
                                                                                        2002            2002
                                                                                     -----------     -----------
Liabilities and stockholders' equity                                                 (Unaudited)      (Audited)

Current liabilities:
  Accounts payable                                                                     $   525         $   486
  Deferred maintenance revenue                                                             705             680
  Accrued expenses                                                                         349             373
  Billings in excess of cost and estimated earnings                                        820           1,410
  Current portion of long-term debt                                                        218             320
                                                                                       -------         -------

Total current liabilities                                                                2,617           3,269

Long-term debt, less current portion                                                     1,796             897

Stockholders' equity:
  Series B cumulative convertible preferred stock, $0.01 par value -
    authorized 100,000 shares; issued and outstanding 318 shares
    (liquidating value $184,440)                                                            73              73
 Common stock, $0.20 par value - authorized 1,000,000 shares;
    issued and outstanding 456,760
    (excluding 45,710 shares held in treasury)                                             100             100
 Additional paid-in capital                                                              8,521           8,521
 Accumulated deficit                                                                    (4,448)         (3,996)
                                                                                       -------         -------
                                                                                         4,246           4,698
Less: Treasury stock                                                                      (137)           (137)
                                                                                       -------         -------
Total stockholders' equity                                                               4,109           4,561
                                                                                       -------         -------

Total liabilities and stockholders' equity                                             $ 8,522         $ 8,727
                                                                                       =======         =======

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)
                     (In thousands, except per share data)

                                                   Three Months Ended              Nine months Ended
                                                       October 31                      October 31
                                                 -----------------------         ----------------------
                                                  2002             2001            2002           2001
                                                 -----------------------         ----------------------
Revenues                                         $ 2,019         $ 1,935         $ 6,300        $ 8,069
Cost of Sales                                      1,457           1,389           4,459          5,681
                                                 -----------------------         ----------------------
Gross Margin                                         562             546           1,841          2,388

Selling expenses                                     231             201             700            633
Research and development                             202             309             718            763
General and administrative expenses                  272             358             800            910
                                                 -----------------------         ----------------------
                                                     705             868           2,218          2,306
                                                 -----------------------         ----------------------
Operating income (loss)                             (143)           (322)           (377)            82

Interest expense                                      31              16              75             53
                                                 -----------------------         ----------------------
Income (loss) before income tax                     (174)           (338)           (452)            29

Provision for income taxes                            --             (18)             --              7
                                                 -----------------------         ----------------------
Net income (loss)                                   (174)           (320)           (452)            22

Preferred dividend requirement                         2               2               6              6
                                                 -----------------------         ----------------------
Income (loss) applicable to common shares        $  (176)        $  (322)        $  (458)        $   16
                                                 =======================         ======================

Basic income (loss) per common share             $  (.39)        $ (0.70)        $ (1.00)        $ 0.04
                                                 =======================         ======================
Diluted income (loss) per common share           $  (.39)        $ (0.70)        $ (1.00)        $ 0.03
                                                 =======================         ======================


                 See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                             Consolidated Statements
                                  of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Nine months ended
                                                                           October 31,
                                                                      ---------------------
                                                                        2002          2001
                                                                      ---------------------
Operating activities
Net income (loss)                                                     $  (452)      $    22
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                                         393           481
    Provision for obsolescence                                             30            30
    Compensation from stock options                                        --             5
    Changes in operating assets and liabilities, net:
        Accounts receivable                                               204         2,154
        Inventories                                                       (66)         (462)
        Other current assets                                              (22)          (57)
        Billings net of cost and estimated earnings on contracts         (672)         (294)
        Accounts payable                                                   39        (1,016)
        Accrued expenses                                                    1          (225)
                                                                      ---------------------
Net cash provided by (used in) operating activities                      (545)          638
                                                                      ---------------------

Investing activities
Capital expenditures                                                     (216)          (91)
                                                                      ---------------------
Net cash used in investing activities                                    (216)          (91)
                                                                      ---------------------

Financing activities
Proceeds from revolving line of credit                                  2,775           250
Payments on revolving line of credit                                   (1,875)         (850)
Payments on capital leases                                               (235)         (182)
Scheduled payments on long term debt                                      (94)         (139)
                                                                      ---------------------
Net cash provided by (used in) financing activities                       571          (921)
                                                                      ---------------------

Increase (decrease) in cash                                              (190)         (374)
Cash at beginning of period                                               556           509
                                                                      ---------------------
Cash at end of period                                                 $   366       $   135
                                                                      =====================

                 See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 2002

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine-month periods ended October 31, 2002, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2002, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2002.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                        Three Months Ended              Nine months Ended
                                                            October 31                      October 31
                                                     -------------------------       ------------------------
                                                        2002           2001             2002           2001
                                                     -------------------------       ------------------------
Numerator (same for basic and diluted):
Net income (loss)                                    $    (174)      $    (320)      $    (452)      $     22
Preferred dividend requirement                               2               2               6              6
                                                     -------------------------       ------------------------
Net income (loss) available to common
stockholders                                         $    (176)      $    (322)      $    (458)      $     16
                                                     =========================       ========================

Denominator:
Weighted average shares outstanding for basic
earnings per share                                     456,760         456,760         456,760        456,760
Dilutive effect of employee stock options               15,769          32,830          27,771         35,159
                                                     -------------------------       ------------------------
Weighted average shares outstanding and assumed
conversions for diluted earnings per share             472,529         489,590         484,531        491,919
                                                     =========================       ========================

Basic income (loss) per share                        $    (.39)      $   (0.70)      $   (1.00)      $    .04
                                                     =========================       ========================
Diluted income (loss) per share                      $    (.39)      $   (0.70)      $   (1.00)      $    .03
                                                     =========================       ========================

Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred B shares amounted to 1,871 shares in each of three-month periods ended October 31, 2002 and 2002.

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

The following information describes the impact the adoption of SFAS No. 142 had on the Company during the periods reported (dollars in thousands except per share data):

                                              Three Months Ended           Nine months Ended
                                                  October 31                   October 31
                                            ----------------------       ---------------------
                                              2002          2001           2002         2001
                                            ----------------------       ---------------------
Reported net income (loss)                  $  (174)      $   (320)      $  (452)      $    22
Add back goodwill amortization                   --             17            --            51
                                            ----------------------       ---------------------
Adjusted net income (loss)                  $  (174)      $   (303)      $  (452)      $    73
                                            ======================       =====================

Basic income (loss) per share:
      Reported income (loss) per share      $  (.39)      $   (.70)      $  (.62)      $   .04
      Goodwill amortization                      --            .04            --       $   .11
                                            ----------------------       ---------------------
      Adjusted income (loss) per share      $  (.39)      $   (.66)      $  (.62)      $   .15
                                            ======================       =====================

Diluted income (loss) per share:
      Reported income (loss) per share      $  (.39)      $   (.70)      $ (1.00)      $   .03
      Goodwill amortization                      --            .04            --       $   .11
                                            ----------------------       ---------------------
      Adjusted income (loss) per share      $  (.39)      $   (.66)      $ (1.00)      $   .14
                                            ======================       =====================

Note D - Debt

On July 18, 2002 the Revolving Credit Agreement originally executed on June 12, 1997 and amended in July 2000 was modified again. Under the second modification the borrowing limit was increased from $1,100,000 to $2,000,000. All other terms of the bank debt agreements remain unchanged.

Note E - Supplemental Cash Flow Information

Non-cash financing transactions consist of equipment of $226,000 and $437,000 acquired through capital leases in the nine months ended October 31, 2002 and 2001, respectively.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues in the third quarter and first nine months of the fiscal year ending January 31, 2003 ("fiscal 2003") were $2,019,000 and $6,300,000 compared to
$1,935,000 and $8,069,000 in the comparable periods of the fiscal year ended January 31, 2002 ("fiscal 2002"), an increase of $84,000 (4%) for the quarter and a decrease of $1,769,000 (22%) for the nine-month period. The increase for the quarter was attributable to higher dome revenues, which was mostly offset by lower revenues from other products. As expected, the decrease for the nine-month period was due to lower revenue from all of the Company's products as a result of reduced backlog and the completion of a several large customer projects in the first half of fiscal 2002. ElecticSky(TM) revenues were $201,000 and $1,494,000 in the third quarter and first nine month of fiscal 2003, compared to $316,000 and $1,898,000 in the comparable periods of fiscal 2002, resulting in decreases of $115,000 (36%) and $404,000 (21%) for the third quarter and first nine months, respectively. The decrease in ElecticSky(TM) revenue in fiscal 2003 was attributable to higher volume of activity in the first nine months of fiscal 2002 on six ElecticSky(TM) systems in various phases of production and installation. This compared to the two systems in production in the first nine months of fiscal 2003, one installed in the third quarter, and one scheduled for installation early next year. Planetarium revenues were $601,000 and $1,946,000 in the third quarter and first nine months of fiscal 2003 compared to $930,000 and $3,057,000 in the comparable periods of fiscal 2002, a decrease of $329,000 (35%) and $1,111,000 (36%) for the quarter and the nine-month period, respectively. The decrease in planetarium revenues was attributable to lower volume from the sale of systems for the educational market. Planetarium revenues include sales of maintenance and parts amounting to $348,000 and $909,000 in the third quarter and first nine months of fiscal 2003 compared to $356,000 and $944,000 in the comparable periods of fiscal 2002, a decrease of $8,000 (2%) and $35,000 (4%) for the quarter and first nine months, respectively. The decrease in maintenance and parts revenues was due to lower sales of spare parts and service to customers without preventive maintenance agreements. Dome revenues were $1,217,000 and $2,860,000 in the third quarter and first nine months of fiscal 2003 compared to $689,000 and $3,114,000 in the comparable periods of fiscal 2002, an increase of $528,000 (77%) for the quarter and a decrease of $254,000 (8%) for the nine-month period. The higher dome revenues for the third quarter were attributable to higher activity in all of the markets for the Company's dome products. The lower dome revenues for the first nine months were attributable to lower sales of film theaters, planetarium theaters, and special projects, as a large dome for a casino attraction was completed in May 2001. Otherwise, dome revenues from ride simulators were higher in the first nine months of fiscal 2003 due to work completed on a theme park attraction in China.

The backlog of unearned revenue as of October 31, 2002 was approximately $4,200,000, all of which is scheduled to be earned in the next twelve months. The Company has been notified by several prospects of the intent to purchase the Company's products and is in contract negotiations, which are expected to result in significant new orders in the fourth quarter of fiscal 2003. There are many additional sales prospects for all of the Company's products. Many prospects are evaluating new planetarium systems demonstrated by the Company and its competitors at recent trade conferences. Also, the Company has been conducting demonstrations of its new ImmersaVision(TM) Theater at its plant. The ImmersaVision(TM) Theater, formally named ElectricHorizon(TM), displays digital cinema on a curved screen using a high performance digital projector and a customized lens combined with surround sound. The ImmersaVision(TM) Theater creates an immersive visual and audio experience, which is being targeted as an entertainment attraction for various visitor centers. The current backlog and new orders expected from current negotiations are expected to sustain revenue levels comparable to the first nine months for the remainder of fiscal 2003. Strong sales prospects from the Company's traditional markets along with new prospects for ImmersaVision(TM) Theaters are expected to yield new orders, which is expected to restore revenue to profitable levels early in fiscal 2004.

Gross margins were 27.8% and 29.2% in the third quarter and first nine months of fiscal 2003 compared to 28.2% and 29.6% in the comparable periods of Fiscal 2002. Dome gross margins continued to be strong while ElectricSky and planetarium margins continued to lag, but showed improvement. However, poorer overhead absorption from the loss of volume related efficiencies offset the improvement resulting in slightly lower gross margins in fiscal 2003. Selling expenses increased $30,000 (15%) in the third quarter and $67,000 (11%) in the first nine months of fiscal 2003 compared to the comparable periods of Fiscal 2002. The increase in selling expense was due to higher expenditures on travel and trade conference activities. Research and development expenses decreased $107,000 (35%) and $45,000 (6%) in the third quarter and first nine months of fiscal 2003 compared to the comparable periods of fiscal 2002. The decrease in research and development expenses was due to the development of the ImmersaVision(TM) Theater system in fiscal 2002. General and administrative expenses decreased $86,000 (24%) and $110,000 (12%) in the third quarter and first nine months of fiscal 2003 compared to the comparable periods of fiscal 2002. The decrease in general and administrative expenses was due primarily to the elimination of goodwill amortization as a result of a new accounting pronouncement and a consulting engagement for strategic planning in the last half of fiscal 2002.

Interest expense amounted to $31,000 and $75,000 in the third quarter and first nine months of fiscal 2003 compared to $16,000 and $53,000 in the comparable periods of fiscal 2002. The increase in interest expense is attributable to higher use of the bank line of credit. The $31,000 and $75,000 reported in the first quarter and first nine months of fiscal 2003 consisted of $19,000 and $36,000 paid on bank debt agreements plus $12,000 and $39,000 paid on capital lease obligations. The $16,000 and $53,000 reported in the first quarter and first nine months of fiscal 2002 consisted of $4,000 and $19,000 paid on bank debt agreements plus $15,000 and $40,000 paid on capital lease obligations offset by $3,000 and $6,000 of interest income. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. Income tax expense recorded in fiscal 2002 consists of state income taxes of $7,000. As a result of the above, the Company reported a net loss of $174,000 and $452,000 in the third quarter and first nine months of fiscal 2003 compared to a net loss of $320,000 in the third quarter of fiscal 2002 and net income of $22,000 in the first nine months of fiscal 2002.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company adopted SFAS 142 on

February 1, 2002. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The adoption of this accounting standard discontinues the amortization of goodwill by $67,800 per year. As a result, there was no amortization of goodwill recorded in fiscal 2003 compared to $16,950 and $50,850 for the third quarter and first nine months of fiscal 2002, respectively. The Company has completed the first of the impairment tests of goodwill as of January 31, 2002, in accordance with SFAS No. 142 and has concluded there was no impairment of goodwill.

Liquidity and Capital Resources

Net cash used by operating activities was $545,000 in the first nine months of fiscal 2003, compared to $638,000 provided in the first nine months of fiscal 2002. The $545,000 of net cash used by operating activities in the first nine months of fiscal 2003 was produced from $516,000 used by changes in operating assets and $29,000 in cash absorbed by the $452,000 net loss after considering the effects of $423,000 in non cash charges. The $638,000 of net cash provided by operating activities in the first nine months of fiscal 2002 was produced by adding $100,000 of cash provided by changes in operating assets and liabilities and $516,000 of non-cash charges to $22,000 of net income. The change in operating assets and liabilities from time to time is primarily attributable to progress payment terms on particular customer contracts. The Company expects changes in operating assets and liabilities from period to period to remain both material and variable.

The  $545,000  of net  cash  used by  operating  activities  plus an  additional
$216,000 used by investing activities offset $571,000 provided by financing activities in the first nine months of fiscal 2003. The $638,000 provided by operations in the first nine months of fiscal 2002 was offset by $921,000 used by financing activities and $91,000 used by investing activities. The net result was a $190,000 decrease in cash balances during the first nine months of fiscal 2003 compared to a decrease of $374,000 during the first nine months of Fiscal 2002.

Financing activities in the first nine months of fiscal 2003 consisted of net proceeds of $900,000 on the revolving credit note, less payments of $235,000 on capital leases and the final scheduled principal payments on the bank term note of $94,000. Non cash financing transactions in the first nine months of fiscal 2003 consisted of $226,000 of machinery and equipment acquired through capital leases. Financing activities in the first nine months of fiscal 2002 consisted of net payments of $600,000 on the revolving credit note, payments of $182,000 on capital leases and monthly principal payments of $139,000 on the bank term note. Non cash financing transactions in the first nine months of fiscal 2002 consisted of $437,000 of machinery and equipment acquired through capital leases.

Investing activities in the first nine months of fiscal 2003 consisted of $129,000 of machinery and equipment additions and the development of computer software amounting to $87,000. Investing activities in the first nine months of fiscal 2002 consisted of $57,000 of machinery and equipment additions and the development of computer software amounting to $34,000.

The balance on the Company's revolving credit note was $1,500,000 at October 31, 2002 compared to $600,000 at January 31, 2002. This resulted in unused borrowing capacity of $500,000 under the amended $2,000,000 borrowing limit at October 31, 2002 compared to $500,000 under the $1,100,000 limit at January 31, 2002. Cash balances of $366,000 provided additional liquidity at October 31, 2002 compared to $556,000 at January 31, 2002. The next source of liquidity, accounts receivable, decreased to $1,653,000 at October 31, 2002 compared to $1,857,000 at January 31, 2002. This resulted in a $394,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at October 31, 2002 compared to January 31, 2002. As anticipated, contracts in progress began absorbing liquidity in fiscal 2003. This contributed to the decrease in liquidity available from cash, borrowing capacity and accounts receivable by way of a $674,000 reduction in funding from contracts in progress. The $674,000 reduction is measured by the net revenue in excess of billings of $259,000 at October 31, 2002 compared to a $415,000 excess of billings over recorded revenue at January 31, 2002. While this creates a decrease in the first line of liquidity sources, contracts in progress will begin to provide liquidity as billings catch up to recorded revenue. Also noteworthy is the decreased demand for liquidity resulting from the reduced level of customer contracts. Still, near term liquidity pressures are expected, as revenues remain low and work on new customer contracts begin. Timing of bookings and payments on prospective customer contracts will affect liquidity significantly. To provide relief to the liquidity pressures, the revolving credit agreement was modified in July 2002 increasing the borrowing limit to $2,000,000.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer (together, the "Certifying Officers"), after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 and Rules 13a-14(c) and 15-d-14(c) thereunder) as of a date within 90 days before the filing date of this quarterly report, have concluded that as of the date of the evaluation, our disclosure controls and procedures were:

(i) effective to ensure that the information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and

(ii) designed to ensure that material information relating to us that is required to be disclosed by us in such reports is accumulated and communicated to the Certifying Officers by others within our company to allow timely decisions regarding disclosure.

Changes in internal controls

There were no significant changes in our internal controls or, to our knowledge, in other factors, that could significantly affect our disclosure controls and procedures subsequent to their evaluation.

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

      The Registrant did not file any reports on Form 8-K during the three months ended October 31, 2002.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 TRANSNATIONAL INDUSTRIES, INC.


Date: December 15, 2002                          /s/ Paul L. Dailey
      -----------------                          ------------------
                                                 Paul L. Dailey
                                                 Executive Vice President
                                                 (Principal Financial Officer)
                                                 (Chief Accounting Officer)

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 15, 2002


                                           /s/ Jonathan A. Shaw
                                           -------------------------------------
                                           Jonathan A. Shaw
                                           President and Chief Executive Officer

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 15, 2002


                                                   /s/ Paul L. Dailey
                                                   ------------------
                                                   Paul L. Dailey
                                                   Executive Vice President and
                                                   Chief Financial Officer