Form 10KSB
period 2003-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2003-04-28
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 31, 2003

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________________ to _________________

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES |X| NO |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The Issuer's revenues for the fiscal year ended January 31, 2003, were $8,010,908.

      The aggregate market value of the voting stock held by non-affiliates of registrant as of March 31, 2003 was approximately $366,578 based on the average of bid and asked price of these shares. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.

      As of March 31, 2003, 456,760 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

The issuer's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2003, is incorporated by reference into Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

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

Narrative Description of Business

Products

--Digital projection systems

Spitz digital projection systems use the latest advances in video projection and computer graphics combined with other panoramic visual displays and sound effects in dome theaters to create an immersive virtual reality experience. Markets targeted include existing and new planetarium theaters and various other applications that will benefit from immersive multi-media displays for wide audiences. Spitz digital products can be configured for interactive virtual reality applications.

ElectricSky(R) is a digital projection system configured for dome theaters in the planetarium market and other special applications. Through the end of the Company's fiscal year ended January 31, 2003, ten ElectricSky(R) systems were installed and are currently operating, and two more systems are scheduled for installation in calendar 2003. The ElectricSky(R) systems are being sold and marketed to both tourist attractions and science museums. In 2002, Spitz introduced SciDome, a digital planetarium system for smaller educational theaters. SciDome combines digital projection components with Spitz proprietary software and other digital content provided by a third party. Spitz also produces digital content for digital planetarium systems. Digital planetarium products are often combined with mechanical optical planetarium products using Spitz propriety software and integration services.

The ImmersaVision(R) Theater, formally known as ElectricHorizon(R), is a digital system configured to create an immersive multimedia experience using a wide curved projection screen. Spitz has not yet sold an ImmersaVision(R) system but there are several sales prospects. In 2002 a new version of the ImmersaVision(R) system was introduced in a demonstration theater at the Spitz plant. The new version takes advantage of advanced digital projector technologies and uses a proprietary lens. Spitz is participating in a joint venture that plans to create an ImmersaVision(R) theater for a tourist attraction. Local economic conditions and difficulties in the tourism industry have delayed progress on the project, however, although efforts continue to follow through as planned.

--Mechanical Optical Planetarium Systems

Spitz is the world's leading producer of mechanical optical planetarium systems. Spitz designs, manufactures, installs, repairs, and maintains (under renewable annual contracts) planetarium projector systems. Mechanical optical systems often include computer control, integrated sound and lighting systems, and peripheral special effects such as video projection. Sometimes mechanical optical products are combined with digital planetarium products. Systems are designed to meet individual customer preferences, through the selection of standardized basic systems and various add on options. Spitz is capable of providing all of the interior furnishings and equipment for the planetarium theater as well as complete planetarium show productions. Additionally, Spitz's experience enables it to advise on the theater design and architectural integration of the planetarium equipment. The Company believes that these skills and capabilities are important to buyers of planetarium systems. The principal customers for the Company's planetarium business are entities in the entertainment and educational markets such as museums and schools.

--Domed Structures

Spitz is also the world's leading producer of domed projection screens. Spitz designs, manufactures, and installs domed projection screens which are used in planetarium theaters and a variety of other applications such as ride simulators, special or large format film theaters, simulation training systems and architectural treatments. Spitz's experience enables it to advise on the architectural integration of domed projection screens and solve complex optical problems involving reflectivity and image distortion on compoundly curved surfaces. The Company believes that these skills are important to buyers of domed projection screens. The principal customers in Spitz's dome business are entities in the entertainment, educational and commercial and military simulation markets. Customers include major theme parks, casinos, world expositions, museums, schools, and military defense contractors.

Materials and Supplies

ImmersaVision(R) systems, planetarium systems and domes are manufactured and assembled from standard metal materials, complex electronic components and computer controls. The majority of the components are standard but some are custom made by vendors at the direction of Spitz. The components, as well as the metal materials, are readily available from numerous supply sources.

Patents and Licenses

Spitz has relied principally on a combination of contracts and trade secrets to protect its proprietary interests in its production processes and its business. Spitz has applied for patents for certain new products and is considering the licensing of patented technology from other parties.

As new products are developed, Spitz will continue to evaluate the feasibility of patents to protect its new inventions.

Principal Customers

During fiscal 2003, revenues of $4,007,981 (50% of total revenues) were derived from sales to the five largest customers. One customer accounted for 17% of total revenues. A second customer accounted for 12% of total revenue. Users of Spitz's products generally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales to new projects or replacement of, or enhancement to, existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to their customers, as opposed to Spitz selling directly to the end user. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.

Competition

While Spitz believes that it is the world's leading producer of mechanical optical planetarium systems and domed projection screens, its business is competitive. Management estimates that there are four foreign competitors that manufacture mechanical optical planetarium systems. Competition is evolving for digital systems from existing planetarium competitors and other suppliers of virtual reality display mediums resulting in three known domestic and two known foreign competitors. There is currently one known domestic competitor that manufactures domed projection screens. In addition, construction or metal fabrication contractors will occasionally supply domed projection screens, particularly in foreign markets. The many competitive factors influencing the markets for Spitz's products include price, performance, customer preferences, design and integration support, and service capabilities.

Spitz is unique among its competitors by virtue of its capability as a single source that can directly supply and integrate all of the equipment in the planetarium theater, including the projection system, sound, lighting, computer control system and domed projection screen. Years of involvement in the design of domed theater systems for many different applications and dome market distribution channels provide Spitz competitive strength in the markets targeted by its projection products. As a single source, capable of integrating all of the equipment in the theater from the screen through show production, Spitz attracts customers who are unwilling to take on such complex tasks. Also, Spitz is developing proprietary programming tools while maintaining strong compatibility with various formats to keep a competitive advantage. The Company believes that Spitz's long history and proven performance as the supplier of the vast majority of the world's domed projection screens are also competitive strengths.

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

Research and Development

Spitz conducts research and development and the costs of such activities were approximately $932,000 in fiscal 2003 and approximately $951,000 in fiscal 2002.

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

Employees

At January 31, 2003, the Company and Spitz had 62 employees, of whom 59 were employed full time.

ITEM 2. DESCRIPTION OF PROPERTY

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information for Common Stock

The principal market on which the Company's common stock is traded is the over the counter market. Various market dealers make the market for the Company's stock and trades are made through the OTC Bulletin Board. The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal 2003 and 2002. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                                      Fiscal 2003           Fiscal 2002
                                   ---------------------------------------
                                    High        Low       High        Low
                                   ---------------------------------------

      First Quarter                $ 4.40     $ 4.30     $11.50     $ 3.69
      Second Quarter                 4.50       4.00       8.50       8.00
      Third Quarter                  3.00       3.00       8.00       4.00
      Fourth Quarter                 3.00       2.00       5.00       4.00

Holders

At March 31, 2003, there were approximately 100 holders of record of common stock.

Dividends

The Company has never paid cash dividends on its common stock, and the current policy of its Board of Directors is to retain all earnings to provide funds for the growth of the Company. In addition, the loan agreements of the Company and its subsidiary prohibit the payment of cash dividends, except and to the extent that the Company satisfies certain financial covenants. In addition, the terms of the Company's Series B Cumulative Convertible Preferred Stock ("Preferred B") prohibit the Company from paying dividends on its common stock until it pays to holders of the Company's preferred stock all accrued and unpaid dividends thereon.

Preferred Stock

The holders of the Preferred B are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2003, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred B amounted to $107,126. The Preferred B shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $337 per share. The 318 shares of Preferred B are convertible into 1,871 shares of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 2003.

                                                                    Percentage
                                            Percentage of Revenues    Change
                                            Year ended January 31,     2003
                                            ----------------------      vs.
                                              2003         2002        2002
                                            --------------------------------

      Revenues                               100.0%       100.0%       (19.4)%
      Cost of sales                           70.3         69.1        (17.9)
      Gross margin                            29.7         30.9        (22.7)
      Selling expenses                        11.8          8.4         13.1
      Research and development                11.6          9.6         (2.0)
      General and administrative              13.3         12.5        (14.5)
      Operating income                        (7.1)         0.4            *
      Interest expense                         1.4          0.7         50.7
      Income (loss) before income taxes       (8.5)        (0.4)           *
      Income taxes - current                    --           --           --
      Net Income (loss)                       (8.5)        (0.4)           *

----------
*     Not meaningful

                                   ----------

Revenues in the year ended January 31, 2003 (fiscal 2003) were $8,011,000 compared to $9,937,000 in the year ended January 31, 2002 (fiscal 2002), a decrease of $1,926,000 (19%). The decrease was due to lower revenue from all of the Company's products as a result of reduced backlog and low bookings reported as of January 31, 2002 along with the completion of a several large customer projects in the first half of fiscal 2002.

Digital products revenue for fiscal 2003 was $1,756,000 compared to $2,220,000 for fiscal 2002, a decrease of $464,000. The decrease in digital revenues was attributable to higher volume of activity in fiscal 2002 on six ElectricSky(R) systems in various phases of production and installation. This is compared to the three systems in production in fiscal 2003, two of which were installed in the third quarter, and one of which was installed after year-end. All of the ElectricSky(R) systems delivered to date included a planetarium dome and all but one included an optical planetarium system provided by the Company. The one ElectricSky(R) system sold without an optical planetarium system was integrated with another company's optical planetarium system. In February, 2003 the Company was awarded a contract to supply an ElectricSky(R) system with a planetarium dome scheduled for installation in the fiscal year ended January 31, 2004 (fiscal 2004) at a science museum in Mexico. The Company expects more opportunities to sell ElectricSky(R) systems with or without its optical planetarium systems for deliveries in fiscal 2004 and beyond. It is expected that some future customers will prefer the digital projection of the ElectricSky(R) for their planetarium while others may still prefer to integrate ElectricSky(R) with an optical planetarium system.

Dome revenues were $3,596,000 in fiscal 2003 compared to $3,990,000 in fiscal 2002, a decrease of $394,000. The decrease in dome revenues was attributable to lower sales of film theaters, planetarium theaters, and special projects, as a large dome for a casino attraction was completed in May 2001. Otherwise, dome revenues from ride and training simulators were higher in fiscal 2003 due to work completed on a theme park attraction in China and the refurbishment of dome simulators for a defense contractor.

Optical planetarium revenues were $2,659,000 in fiscal 2003 compared to $3,727,000 in fiscal 2002, a decrease of $1,068,000. Planetarium revenues from new and refurbished optical systems were $1,402,000 in fiscal 2003 compared to $2,487,000 in fiscal 2002, a decrease of $1,085,000. The decrease in optical planetarium revenues from system sales was attributable to slowness of activity in the educational market. Optical planetarium revenues include amounts attributable to the sale of maintenance and parts of $1,257,000 in fiscal 2003 compared to $1,240,000 in fiscal 2001, an increase of $17,000. Higher maintenance revenues from the timing of performance on preventive maintenance agreements partially offset decreases in sales of spare parts and service to customers without preventive maintenance agreements.

Future revenue will be influenced by several factors. Except for maintenance sales and occasional upgrades, the Company's revenues do not come from repetitive sales to an existing customer base. Most revenues come from the sale of theater systems, both as replacements for existing systems and new installations, or from a new construction project. The Company's products are sometimes sold alone as components of an attraction or together as a complete system. This capability leads to growth opportunities by providing each of the Company's products with efficient direct access to a wide breadth of markets that might otherwise be difficult to reach. The digital products generate more sales opportunities for domes and optical planetarium systems since systems are often sold with a dome and optical planetarium system. In addition, the digital products and their use in planetarium theaters are creating new opportunities beyond the Company's traditional markets. Dome sales can lead to unique opportunities to present the Company's projection system products as a solution among the various equipment configurations that a customer may be considering. Research and development efforts will continue with the goal of promoting the creation of software content and new applications for digital products that will enhance existing products and provide entry into new entertainment and other commercial markets. While this strategy is expected to achieve long-term revenue growth, uncertainty in the timing and delivery for new customer projects will cause revenue levels to fluctuate. This is evident in the latter part of fiscal 2002 and through fiscal 2003, as sales bookings dropped. The drop in sales bookings was due more to customer delays than to competition.

The backlog of unearned revenue as of January 31, 2003 was approximately $4,900,000, all of which is scheduled for realization in fiscal 2004. Adding to the backlog and scheduled for delivery in fiscal 2004 is approximately $2,800,000 of new orders booked in February and March 2003. In addition the Company has been preliminarily notified of several other orders totaling approximately $3,000,000 which it expects to book by early May 2003. There are many additional sales prospects for all of the Company's products. Many prospects evaluated new planetarium systems demonstrated by the Company and its competitors at recent trade conferences. Also, the Company has been conducting demonstrations of its new ImmersaVision(R) Theater at its plant. The ImmersaVision(R) Theater, formally named ElectricHorizon(R), displays digital cinema on a curved screen using a high performance digital projector and a customized lens combined with surround sound. The ImmersaVision(R) Theater creates an immersive visual and audio experience, which is being targeted as an entertainment attraction for various visitor centers. The current backlog supplemented by the new orders and the strong sales prospects is expected to restore revenue to profitable levels in fiscal 2004.

Gross margins decreased slightly to 29.7% in fiscal 2003 compared to 30.9% in fiscal 2002. Dome gross margins continued to be strong while ElectricSky(TM) and planetarium margins continued to lag, but showed improvement in the way of more efficient use of direct resources. However, poorer overhead absorption from the loss of volume related efficiencies more than offset the improved efficiency in the use of direct resources resulting in slightly lower gross margins in fiscal 2003. Selling expenses increased $110,000 (13%) in fiscal 2003 due to the creation of new sales and marketing materials and higher expenditures on product demonstrations at trade conferences. Selling expenses in fiscal 2004 are expected to remain level with fiscal 2003 to satisfy the ongoing demand for product demonstrations and continue the efforts to introduce products to new and existing markets. Research and development expenses decreased $19,000 (2%) in fiscal 2003. Lower customer contract demands in fiscal 2003 enabled heavier use of technical resources for product development, but when compared to high expenditures in fiscal 2002 on the development of the ImmersaVision(R) Theater system, research and development expenses decreased slightly. Research and development expenses are expected to remain level in fiscal 2004 as technical resources are balanced between more customer projects and product development. General and administrative expenses decreased $181,000 (15%) in fiscal 2003 primarily due to the elimination of goodwill amortization as a result of a new accounting pronouncement and a consulting engagement for strategic planning in the last half of fiscal 2002.

Net interest expense amounted to $110,000 in 2003 compared to $73,000 in fiscal 2002. The $110,000 reported in fiscal 2003 consisted of $2,000 paid on a bank term note, $53,000 paid on a bank revolving credit note plus $55,000 paid on capital lease obligations. The $73,000 reported in fiscal 2002 consisted of $18,000 paid on a bank term note, $7,000 paid on a bank revolving credit note, plus $54,000 paid on capital lease obligations offset by $6,000 of interest income earned on cash invested.

There was no income tax expense in fiscal 2003 and fiscal 2002, as the Company generated no taxable income. At January 31, 2003 it was determined that the outlook for the future utilization of the net operating loss carryforwards resulted in no change to the $368,000 deferred tax asset. Therefore there was no deferred tax expense or benefit recorded for fiscal 2003. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future resulting in no payment of federal income taxes. However, deferred tax expense is expected in future years as the net operating loss carryforwards are extinguished and the deferred tax asset is reduced. The Company expects to incur state income taxes in future years.

As a result of the above, the Company reported a net loss of $681,000 in fiscal 2003 compared to a net loss of $35,000 in fiscal 2002.

New Accounting Pronouncements

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142"). Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually at the reporting unit level. The Company adopted SFAS 142 on February 1, 2002. Any write-down of goodwill would be charged to results of operations in the periods in which the recorded value of goodwill is more than its fair value. The adoption of this accounting standard discontinues the amortization of goodwill by $67,800 per year. As a result, there was no amortization of goodwill recorded in fiscal 2003 compared to $67,800 in fiscal 2002. The Company completed the impairment tests and has determined there was no impairment of goodwill as of January 31, 2003.

Liquidity and Capital Resources

The Company funds its continuing operations primarily with cash provided from operating activities. The Company also uses a revolving credit agreement with its bank to fund its working capital requirements. The Company usually receives progress payments under the terms of its customer contracts. Payments are typically based on the completion of various chronological, production and installation milestones. Timing and the level of progress payments vary among contracts depending upon many factors. The cumulative progress payments can be more or less than the cost and estimated earnings recognized on a contract during the period of performance. The nature and timing of progress payments can cause cash flow from operations to fluctuate from period to period. Some customer contracts require the Company to provide standby letters of credit as performance security.

Operating activities used net cash of $998,000 in fiscal 2003, compared to $808,000 of net cash provided in fiscal 2002. The $998,000 of net cash used by operating activities in fiscal 2003 resulted from $892,000 used by changes in operating assets and $106,000 in cash absorbed by the $681,000 net loss after considering the effects of $575,000 in non cash charges. By way of comparison, the $808,000 of net cash provided from operating activities in fiscal 2002 was produced by $51,000 of cash provided by changes in operating assets and liabilities and $792,000 of non-cash charges more than offsetting the net loss of $35,000. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from year to year to remain both material and variable.

The $998,000 of net cash used by operating activities plus an additional $332,000 used by investing activities was partially offset by $850,000 provided by financing activities in fiscal 2003. The $808,000 provided by operations in fiscal 2002 was reduced by $315,000 invested in capital additions and $446,000 used by financing activities. The net result was a $480,000 decrease in cash balances during fiscal 2003 compared to an increase of $47,000 during fiscal 2002.

Financing activities in fiscal 2003 consisted of net proceeds of $1,275,000 from the revolving credit note, less payments of $331,000 on capital leases and the final scheduled principal payments of $94,000 on the bank term note. Non cash financing transactions in fiscal 2003 consisted of $426,000 of machinery and equipment acquired through capital leases. Financing activities in fiscal 2002 consisted of payments of $258,000 on capital leases and monthly principal payments of $188,000 on the bank term note. Non cash financing transactions in fiscal 2002 consisted of $437,000 of machinery and equipment acquired through capital leases.

Total debt at January 31, 2003 was $2,493,000, an increase of $1,276,000 from $1,217,000 at January 31, 2002. The increase resulted from net proceeds of 1,275,000 from the revolving credit note plus new capital lease obligations of $426,000 reduced by $94,000 of scheduled payments applied to term debt and $331,000 of payments applied to capital lease obligations.

Capital additions consisting of the purchase and fabrication of machinery and equipment and the development of computer software amounted to $758,000 ($426,000 by capital lease) and $752,000 ($437,000 by capital lease), in 2003 and 2002, respectively. Future opportunities are expected to require continual investments in hardware and software in order to benefit from advancing technologies. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes. The Company will continue to finance capital investments through operations and external debt sources.

The balance on the Company's revolving credit note was $1,875,000 at January 31, 2003 compared to $600,000 at January 31, 2002. This resulted in unused borrowing capacity of $125,000 under the amended $2,000,000 borrowing limit at January 31, 2003 compared to $500,000 under the $1,100,000 limit at January 31, 2002. Cash balances of $76,000 provided additional liquidity at January 31, 2003 compared to $556,000 at January 31, 2002. The next source of liquidity, accounts receivable, increased to $2,350,000 at January 31, 2003 compared to $1,857,000 at January 31, 2002. This resulted in a $362,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at January 31, 2003 compared to January 31, 2002. In addition, the Company's short-term liquidity was much more dependent upon the Company's ability to collect accounts receivable in a timely matter at January 31, 2003 than it was on January 31, 2002.

As anticipated, contracts in progress absorbed significant liquidity in fiscal 2003. This contributed to the decrease in liquidity available from cash, borrowing capacity and accounts receivable by way of a $280,000 reduction in funding from contracts in progress. The $280,000 reduction is measured by the $135,000 excess of billings over recorded revenue at January 31, 2003 compared to a $415,000 excess at January 31, 2002. With billings exceeding revenue recorded by only $135,000 at January 31, 2003, contracts in progress will be less demanding on liquidity in fiscal 2004. Also, favorable progress payments on new customer contracts booked through March 2003 and collections of accounts receivable provided relief to the liquidity pressures present at January 31, 2003. As a result, the balance of the revolving credit note was reduced to $1,000,000 by April 2003. Favorable progress payments are also expected for new customer contract bookings anticipated through May 2003. The timing of bookings and payments on customer contracts will remain important to long term liquidity.

At January 31, 2003 the Company was contingently liable for $47,310 under a standby letter of credit issued on its behalf by its bank. The letter of credit was issued as security for performance on a customer contract. The Company's bank underwrites letter of credit requirements on an individual approval basis independent of its other bank agreements in order to make the revolving credit agreement available for working capital requirements.

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

Revenues from sales of domes, planetarium and ImmersaVision(R) systems are recognized in accordance with the percentage of completion method. Under the percentage of completion method, revenue is computed by measuring the percentage of cost incurred to the estimated total cost for each customer contract. As such, the amount of revenue and earnings recognized is affected by the estimate of the cost to complete each customer contract. Contract billing terms do not necessarily mirror the revenue recognized. Often, the timing of billings is significantly different than the timing of the revenue recorded. Revenues recognized but not yet billed are recorded with inventory as Cost and Estimated Earnings in Excess of Billings. Conversely, billings in advance of revenue recognized are recorded with current liabilities as Billings in Excess of Cost and Estimated Earnings.

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

Report of Independent Auditors

To the Stockholders and
the Board of Directors
Transnational Industries, Inc.
Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Transnational Industries, Inc. as of January 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


                                        STOCKTON BATES, LLP

Philadelphia, Pennsylvania
April 7, 2003

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                  January 31,
                                                               -----------------
                                                                 2003       2002
                                                               -----------------
Assets

Current Assets:
  Cash                                                         $   76     $  556
  Accounts receivable                                           2,350      1,857
  Inventories                                                   2,227      2,348
  Deferred taxes                                                  368        368
  Other current assets                                            202        341
                                                               -----------------

Total current assets                                            5,223      5,470

Machinery and equipment:
  Machinery and equipment                                      $4,277     $3,732
  Less accumulated depreciation                                 3,009      2,613
                                                               -----------------

Net machinery and equipment                                     1,268      1,119

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (2003--$727; 2002--$652)                      60        107
  Computer software, less amortization                            483        409
  Goodwill                                                      1,622      1,622
                                                               -----------------

Total other assets                                              2,165      2,138
                                                               -----------------

Total assets                                                   $8,656     $8,727
                                                               =================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                January 31,
                                                            -------------------
                                                              2003        2002
                                                            -------------------
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                          $   616     $   486
  Deferred maintenance revenue                                  599         680
  Accrued expenses                                              245         373
  Billings in excess of cost and estimated earnings             823       1,410
  Current portion of long-term debt                             257         320
                                                            -------------------

Total current liabilities                                     2,540       3,269

Long-term debt, less current portion                          2,236         897

Stockholders' equity:
  Series B cumulative convertible preferred
     stock, $0.01 par value - authorized 100,000 shares;
     issued and outstanding 318 shares
     (liquidating value $177,881)                                73          73
Common stock, $0.20 par value -authorized
     1,000,000 shares; issued and outstanding 456,760
     (excluding 45,710 shares held in treasury)                 100         100
Additional paid-in capital                                    8,521       8,521
Accumulated deficit                                          (4,677)     (3,996)
                                                            -------------------
                                                              4,017       4,698
Less: Treasury stock (at cost)                                 (137)       (137)
                                                            -------------------
Total stockholders' equity                                    3,880       4,561
                                                            -------------------

Total liabilities and stockholders' equity                  $ 8,656     $ 8,727
                                                            ===================

See notes to consolidated financial statements.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                         Year ended January 31,
                                                         ----------------------
                                                           2003           2002
                                                         ----------------------

Revenues                                                 $ 8,011        $ 9,937
Cost of sales                                              5,635          6,862
                                                         ----------------------
Gross margin                                               2,376          3,075

Selling expenses                                             949            839
Research and development                                     932            951
General and administrative expenses                        1,066          1,247
                                                         ----------------------
                                                           2,947          3,037
                                                         ----------------------
Operating income (loss)                                     (571)            38

Interest expense, net                                        110             73
                                                         ----------------------
Loss before income taxes                                    (681)           (35)

Income tax expense - current                                  --             --

                                                         ----------------------

Net loss                                                    (681)           (35)

Preferred dividend requirement                                 8              8
                                                         ----------------------
Income (loss) applicable to common shares                $  (689)       $   (43)
                                                         ======================

Basic earnings (loss) per common share                   $ (1.51)       $ (0.09)
                                                         ======================
Diluted earnings (loss) per common share                   (1.51)         (0.09)
                                                         ======================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)

                                      Preferred                 Additional
                                        Stock        Common       Paid in       Treasury      Accumulated
                                      Series B        Stock       Capital        Stock          Deficit
                                      -------------------------------------------------------------------
Balance at January 31, 2001            $   73        $  100        $8,516        $ (137)        $(3,961)

Compensation from stock options                                         5

Net loss                                                                                            (35)
                                      -------------------------------------------------------------------
Balance at January 31, 2002            $   73        $  100        $8,521        $ (137)        $(3,996)

Net loss                                                                                           (681)
                                      -------------------------------------------------------------------
Balance at January 31, 2003            $   73        $  100        $8,521        $ (137)        $(4,677)
                                      ===================================================================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                   Year ended January 31,
                                                                   ----------------------
                                                                       2003        2002
                                                                   ----------------------
Operating activities
Net loss                                                            $  (681)    $   (35)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
    Depreciation and amortization                                       535         700
    Write down of computer software costs                                --          47
    Provision for obsolescence                                           40          40
    Compensation from stock options                                      --           5
    Changes in operating assets and liabilities, net:
        Accounts receivable                                            (493)      1,628
        Inventories                                                    (180)       (232)
        Other current assets                                            139         (26)
        Billings net of cost and estimated earnings on contracts       (279)       (154)
        Accounts payable                                                130        (966)
        Accrued expenses                                               (209)       (199)
                                                                   --------------------
Net cash provided (used) by operating activities                       (998)        808
                                                                   --------------------

Investing activities
Capital expenditures                                                   (332)       (315)
                                                                   --------------------
Net cash used by investing activities                                  (332)       (315)
                                                                   --------------------

Financing activities
Proceeds from revolving line of credit                                3,850       1,150
Payments on revolving line of credit                                 (2,575)     (1,150)
Payments on capital leases                                             (331)       (258)
Scheduled payments on long term debt                                    (94)       (188)
                                                                   --------------------
Net cash provided (used) by financing activities                        850        (446)
                                                                   --------------------

Increase (decrease) in cash                                            (480)         47
Cash at beginning of year                                               556         509
                                                                   --------------------
Cash at end of year                                                 $    76     $   556
                                                                   ====================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

Nature of Business

Transnational Industries, Inc. (the "Company") is a holding company. The Company, through its subsidiary, Spitz, Inc. ("Spitz") manages its business as a single operating segment, supplying visual immersion theaters with systems and subsystems for simulation applications used in entertainment, education and training. Founded in 1946, Spitz began manufacturing mechanical-optical planetarium projectors. Around 1960 Spitz added the manufacturing of metal projection domes, and other curved projection screens. Projection domes and curved projection screens are used for various applications including large format film theaters such as Omnimax theaters and various simulation systems. Through the years, Spitz added sound, special effects and other multimedia components to its mechanical-optical planetarium projectors to be sold as complex integrated systems controlled by Spitz proprietary computer software. In 1997, Spitz introduced digital projection products for planetarium theaters and other applications for wide audiences. Spitz digital projection products are custom configured systems of video, sound, computers and other multimedia components, which are integrated by Spitz staff and controlled by Spitz propriety software. Spitz also produces digital content for its projection systems. Spitz services the products it sells under maintenance contracts, parts sales and various service transactions. Principal customers are domestic and international museums, schools, military defense contractors, theme parks and other entities in the entertainment industry.

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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. The allowance for doubtful accounts totaled $30,000 and $19,000 as of January 31, 2003 and 2002 respectively.

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

Computer Software

Computer software consists of costs of developing software products for automated control systems, show production tools, and content software sold with projection systems. Costs are amortized over the estimated sale of units not to exceed a period of 5 years. Amortization of costs related to computer software products held for sale amounted to $137,000 and $251,000 in fiscal 2003 and fiscal 2002, respectively.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimated.

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                   Year ended January 31,
                                                                  -----------------------
                                                                       2003          2002
                                                                  -----------------------
Numerator (same for basic and dilutive):
        Net loss                                                  $    (681)    $     (35)
        Preferred dividend requirement                                    8             8
                                                                  -----------------------
        Net loss available to common stockholders                 $    (689)    $     (43)
                                                                  =======================
Denominator:
        Weighted average shares outstanding for basic earnings
            per share                                               456,760       456,760
        Dilutive effect of employee stock options                        --            --
                                                                  -----------------------
        Weighted average shares outstanding and assumed
            conversions for dilutive earnings per share             456,760       456,760
                                                                  =======================

Basic loss per share:                                             $   (1.51)    $   (0.09)
                                                                  =======================
Diluted earnings loss per share:                                  $   (1.51)    $   (0.09)
                                                                  =======================

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 shares in fiscal year 2003 and fiscal 2002.

Classifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142") effective February 1, 2002. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually. Accordingly, effective February 1, 2002, the Company no longer amortizes goodwill. Impairment of goodwill is tested using a discounted cash flows approach. If the carrying amount of goodwill exceeds its fair value, any impairment loss would be expensed in the statement of operations. The Company completed the impairment tests of goodwill and has determined there was no impairment of goodwill.

In accordance with FAS 142, the effect of this change in accounting principle is reflected prospectively. Supplemental comparative disclosure as if the change had been applied retroactively is as follows (dollars in thousands except per share data):

                                                Year ended January 31,
                                                ----------------------
                                                    2003         2002
                                                ----------------------

      Reported net loss                         $   (681)    $    (35)
      Add back goodwill amortization                  --           67
                                                ---------------------
      Adjusted net income (loss)                $   (681)    $     32
                                                =====================

      Basic income (loss) per share:
            Reported income (loss) per share    $  (1.51)    $   (.09)
            Goodwill amortization                     --     $    .14
                                                ---------------------
            Adjusted income (loss) per share    $  (1.51)    $    .05
                                                =====================

      Diluted income (loss) per share:
            Reported income (loss) per share    $  (1.51)    $   (.09)
            Goodwill amortization                     --     $    .14
                                                ---------------------
            Adjusted income (loss) per share    $  (1.51)    $    .05
                                                =====================

2. Inventories

Inventories consist of (in thousands):

                                                                           January 31,
                                                                        ----------------
                                                                          2003      2002
                                                                        ----------------
      Raw materials, parts, and subassemblies                           $1,183    $1,370
      Work-in-process                                                      416        90
      Cost and estimated earnings in excess of billings                    688       995
                                                                        ----------------
      Total inventories                                                  2,287     2,455
      Repairs and maintenance inventories recorded with other assets        60       107
                                                                        ----------------
      Inventory recorded within current assets                          $2,227    $2,348
                                                                        ================

3. Costs and Estimated Earnings on Contracts in Progress

Costs and estimated earnings on contracts in progress consist of:

                                                                 January 31,
                                                             ------------------
                                                                2003       2002
                                                             ------------------
Costs incurred on contracts in progress                      $ 6,699    $ 5,634
Estimated earnings                                             2,094      1,869
                                                             ------------------
Total costs and estimated earnings on contracts in progress    8,793      7,503
Less billings to date                                         (8,928)    (7,918)
                                                             ------------------
Total billings net of costs and estimated earnings on
contracts in progress                                        $  (135)   $  (415)
                                                             ==================

Included in the accompanying balance sheet or footnotes under the following captions:

                                                                                  January 31,
                                                                               -----------------
                                                                                2003        2002
                                                                               -----------------
Costs and estimated earnings in excess of billings recorded
With inventory                                                                 $ 688     $   995
Billings in excess of costs and estimated earnings recorded with
Liabilities                                                                     (823)     (1,410)
                                                                               -----------------
Total billings net of costs and estimated earnings on contracts in progress    $(135)    $  (415)
                                                                               =================

4. Debt

Current and long term debt consists of (in thousands):

                                                                           January 31,
                                                                        ----------------
                                                                          2003      2002
                                                                        ----------------
   Capitalized lease obligations (Note 6)                               $  618    $  523

   Revolving credit note payable to First Keystone Federal Savings
   Bank, due July 6, 2005 with monthly interest at prime plus 0.5%
   (4.75% at January 31, 2003)                                           1,875       600

   Term note payable to First Keystone Federal Savings Bank, payable in equal monthly installments of $17,122 including interest at
   9.25% through July 1, 2002                                               --        94
                                                                        ----------------
   Total debt                                                            2,493     1,217

   Less current portion                                                    257       320
                                                                        ----------------
   Long term debt, less current portion                                 $2,236    $  897
                                                                        ================

On July 18, 2002 the Revolving Credit Agreement originally executed on June 12, 1997 and amended in July 2000 was modified again. Under the second modification the borrowing limit was increased from $1,100,000 to $2,000,000. All other terms of the bank debt agreements remain unchanged.

The term note payable to First Keystone Federal Savings Bank (First Keystone) as of January 31, 2002 represents the balance on an $820,000 note issued on June 12, 1997. The note was paid off as scheduled in July 2002 upon completing five years of equal monthly installments of $17,122 including interest at 9.25%. The balance on the revolving credit note payable to First Keystone represents the balance due under the $2,000,000 Revolving Credit Agreement. The Revolving Credit Note is jointly payable by the Company and Spitz, requires monthly interest payments at prime plus 0.5% and matures on July 6, 2005. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $2,000,000 resulting in unused borrowing capacity of $125,000 at January 31, 2003. The debt agreement with First Keystone is secured by virtually all of the Company's assets and require the maintenance of certain financial covenants.

5. Preferred Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2003, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred amounted to $107,126. The Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $337 per share. The 318 shares of Preferred are convertible, at the option of the holders thereof, into 1,871 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

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

6. Leases

Spitz leases its office and production facilities under an operating lease. Total rent expense under the lease amounted to $262,200 in fiscal years 2003 and 2002. The current term under the lease, which commenced May 1, 1998, is for a period of eight years. Upon expiration of the current term on April 30, 2006, the lease provides Spitz with a renewal option for an additional eight years. Annual rent is $262,200 through the first five years of the current eight-year term. Rent for the remaining three years and the optional renewal term will be escalated based on the Consumer Price Index. Minimum rental commitments under the operating lease are as follows for the fiscal years ended: 2004 through 2006 -- $262,200; 2007 -- $65,550.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows (in thousands):

                                                             January 31,
                                                        ---------------------
                                                          2003           2002
                                                        ---------------------
   Machinery and equipment                              $1,242         $1,115
   Less accumulated depreciation                           393            410
                                                        ---------------------
   Net book value                                       $  849         $  705
                                                        =====================

The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases at rates ranging from 7.8% to 12.0%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 2003, are as follows (in thousands):

                                               Fiscal 2004               $305
                                               Fiscal 2005                259
                                               Fiscal 2006                 61
                                               Fiscal 2007                 48
                                                                         ----
Total payments                                                            673
Less amount representing interest                                          55
                                                                         ----
Present value of capital lease obligations                                618
Less current portion                                                      257
                                                                         ----
Long term obligation                                                     $361
                                                                         ====

7. Stock Compensation Plan

Under the 1995 Stock Option and Performance Incentive Plan, the Company may grant stock options, stock appreciation rights or shares aggregating up to 150,000 shares of the Company's common stock to employees of the Company and Spitz. The following table summarizes the activity under the plan:

                                                        Fiscal year ended January 31,
                                              -----------------------------------------------
                                                        2003                     2002
                                              -----------------------------------------------
                                                            Weighted                 Weighted
                                                Number       Average     Number       Average
                                              of shares     exercise    of shares    exercise
                                                              price                    price
                                              -----------------------------------------------
Options outstanding at beginning of year        50,000        $2.45       50,000       $2.45

Options granted                                 32,500         4.30           --

Options cancelled                              (20,650)        2.96           --
                                                ------                    ------

Options outstanding at end of year              61,850         3.25       50,000       $2.45
                                                ======                    ======

Options exercisable at end of year              35,000         2.45       50,000       $2.45
                                                ======                    ======

The weighted average remaining contractual life of the 61,850 outstanding stock options at January 31, 2003 is 6.3 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement No. 123 ("FAS 123") requires the use of option valuation models that, in management's opinion, do not necessarily provide a reliable measure of the value of its employee stock options. Under APB 25, compensation is measured under the intrinsic value method at the grant date and recorded ratably over the vesting period. Intrinsic value is measured by the difference between the option exercise price and the market price of the underlying stock at the grant date for the options granted by the Company. There was no compensation expense from stock options, in accordance with APB 25, in fiscal 2003. Compensation expense from stock options, in accordance with APB 25, amounted to $4,806 fiscal 2002.

Pro forma information regarding net income and earnings per share is required under FAS 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value for the options granted was estimated at the grant date using a Black-Scholes option pricing model with the following assumptions: risk free interest rate 3%; dividend yield 0%, expected volatility of 40%; and a weighted average expected life of 6.96 years. Under FAS 123 the estimated fair value of the options is amortized to expense over the vesting period.

The following pro forma information reflects net income and earnings per share had the Company accounted for the employee stock options under FAS 123 (in thousands except per share data):

                                                                Year ended January 31,
                                                                ----------------------
                                                                    2003        2002
                                                                ----------------------
      Net income (loss)                           As reported     $ (681)     $  (35)
                                                  Pro forma         (693)        (40)

      Basic earnings (loss) per common share      As reported      (1.51)      (0.09)
                                                  Pro forma        (1.53)      (0.11)

      Diluted earnings (loss) per common share    As reported      (1.51)      (0.09)
                                                  Pro forma        (1.53)      (0.11)

8. Profit Sharing Plan

The Company has a funded profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the accounts of participants. Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $98,000 and $92,000 in fiscal 2003 and 2002, respectively.

9. Income Taxes

There was no current income tax expense in 2003 or 2002 because there was no taxable income.

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

Significant components of the Company's deferred taxes at January 31, 2003 and 2002 are as follows: (in thousands)

                                                         January 31,
                                                    ---------------------
                                                       2003          2002
                                                    ---------------------
      Net Operating Loss Carryforwards              $ 4,049       $ 3,460
      Obsolescence Reserve                              247           222
                                                    ---------------------
                                                      4,296         3,682
      Valuation Allowance                            (3,928)       (3,314)
                                                    ---------------------
      Deferred tax asset                            $   368       $   368
                                                    =====================

The valuation allowance is intended to represent the corresponding amount of net deferred tax assets which may not be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance which may be required if circumstances change regarding the utilization of the net deferred tax assets in future periods. The valuation allowance was reduced in 2000 to reflect management's belief that it was more likely than not that a certain amount of the deferred tax asset relating to the utilization of the net operating loss carryforwards would be realized. This realization was measured by the Company's then current backlog and management's belief that taxable income would result as the then backlog was run out. Management continues to believe that existing backlog at January 31, 2003, new orders booked in February and March 2003, and the realization of other known sales prospects will more likely than not result in future taxable income against which the existing recorded deferred tax asset will be utilized. The increase in the valuation allowance from 2002 to 2003 reflects the increase in the inventory obsolescence reserve and the generation of federal and state net operating loss carryforwards. The federal and state net operating loss created in 2003 approximates $583,000.

At January 31, 2003, the Company had net operating loss carryforwards for federal tax purposes of $11,769,000 expiring 2012 through 2023. For financial reporting purposes, the net operating loss carryforwards at January 31, 2003 was approximately $12,496,000. The difference relates to the nondeductible reserve for inventory valuation not recognized for tax purposes.

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

11. Supplemental Cash Flow Information

Non cash financing transactions consist of machinery and equipment of $426,000 and $437,000 acquired through capital leases in fiscal 2003 and 2002, respectively.

Interest paid on debt including capital lease obligations amounted to $109,000 in fiscal 2003 and $79,000 in fiscal 2002. The Company paid no federal income taxes in fiscal 2003 and 2002.

12. Significant Customers and Geographic Information

In fiscal year 2003, one customer accounted for 16.7% of total revenue and another customer accounted for 11.6% of total revenue. In fiscal year 2002, no customer accounted for more than 10% of total revenue. Export revenues by geographic area for the years ended January 31 consist of (in thousands):

                                                      Year ended January 31,
                                                      ----------------------
                                                          2003        2002
                                                      ----------------------
      Canada                                            $    6      $    6
      Mexico                                                36          15
      Europe                                               468       1,825
      Middle East                                          244         821
      Far East                                             894         653
                                                        ------------------
      Total export revenues                             $1,648      $3,320
                                                        ==================

13. Commitments and contingencies

At January 31, 2003 the Company was contingently liable for $47,310 under various standby letters of credit issued on its behalf by its bank and correspondents of its bank. The letters of credit were issued as security for performance and advances on customer contracts. The Company's bank underwrites the letter of credit requirements independent of its other debt agreements.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors - Executive Officers of the Company" and "-- Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2003.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Related Transactions" of the Company's Definitive Proxy Statement to filed with the Commission within 120 days after January 31, 2003.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
  No.       Description of Document
-------     -----------------------

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

3.5 By-laws of Registrant, as amended (Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended January 31, 1989 ("1989 10-K") incorporated herein by reference).

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

10.13 Renewal Line of Credit Note dated July 7, 2000, of Transnational Industries Inc. and Spitz Inc. to First Keystone Federal Savings Bank (Exhibit 10.3 to the 7/2002 Form 10-QSB incorporated herein by reference).

10.14 Line of Credit Second Modification Agreement dated July 18, 2002, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc. (Exhibit 10.14 to the 7/2002 Form 10-QSB incorporated herein by reference).

10.15 Second Renewal Line of Credit Note dated July 18, 2002, of Transnational Industries Inc. and Spitz Inc. to First Keystone Federal Savings Bank. (Exhibit 10.15 to the 7/2002 Form 10-QSB incorporated herein by reference).

21          Subsidiaries of Registrant (a Delaware corporation):

                                            Spitz, Inc.

99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K for the quarter ended January 31, 2003.

            None

ITEM 14. CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company's principal executive officer and principal financial officer reviewed the Company's disclosure controls and procedures. As of the date of this report, the Company and the Company's principal executive officer and principal financial officer believe that the Company's disclosure controls and procedures are operating effectively as designed.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date that the principal executive officer and principal financial officer carried out their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2003                       Transnational Industries, Inc.


By: /s/ Jonathan A. Shaw                By: /s/ Paul L. Dailey
    -----------------------------           ------------------------------------
    Jonathan A. Shaw                        Paul L. Dailey
    President and                           Executive Vice President and
    Chief Executive Officer                 Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                     Title                                   Date
    ---------                     -----                                   ----

By: /s/ Jonathan A. Shaw
    ---------------------------
    Jonathan A. Shaw              Director, President and                 April 28, 2003
                                  Chief Executive Officer
                                  (Principal Executive Officer)


By: /s/ Paul L. Dailey
    ---------------------------
    Paul L. Dailey                Vice President and                      April 28, 2003
                                  Chief Financial Officer
                                  (Principal Financial Officer)
                                  (Principal Accounting Officer)


By: /s/ Charles F. Huber
    ---------------------------
    Charles F. Huber              Chairman of the Board of Directors      April 28, 2003


By: /s/ William D. Witter
    ---------------------------
    William D. Witter             Director                                April 28, 2003


By: /s/ Michael S. Gostomski
    ---------------------------
    Michael S. Gostomski          Director                                April 28, 2003


By: /s/ Calvin A. Thompson
    ---------------------------
    Calvin A. Thompson            Director                                April 28, 2003


By: /s/ Mason Carter
    ---------------------------
    Mason Carter                  Director                                April 28, 2003

                                 CERTIFICATIONS

            I, Jonathan A. Shaw, certify that:

1. I have reviewed this annual report on Form 10-KSB of Transnational Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003


                                        /s/ Jonathan A. Shaw
                                        ----------------------------------------
                                        Jonathan A. Shaw
                                        President and Chief Executive Officer

      I, Paul L. Dailey, certify that:

1. I have reviewed this annual report on Form 10-KSB of Transnational Industries, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      f) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors and material weaknesses in internal controls; and

      d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003


                                        /s/ Paul L. Dailey
                                        ----------------------------------------
                                        Paul L. Dailey
                                        Executive Vice President and
                                        Chief Financial Officer