Form 10KSB/A
period 2003-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2003-05-30
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-KSB/A-1

      |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 31, 2003

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________ to ______________.

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (________)

      The Issuer's revenues for the fiscal year ended January 31, 2003, were $8,010,908.

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

      As of March 31, 2003, 456,760 shares of Common Stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      NONE

    Transitional small business disclosure format (check one): YES |_| NO |X|

This filing on Form 10-KSB/A-1 amends and restates Part III, Items 9, 10, 11, 12 and 13 of the Annual Report on Form 10-KSB of Transnational Industries, Inc. for the fiscal year ended January 31, 2003, filed with the Commission on April 28, 2003.

                                    PART III

ITEM 9.DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Pursuant to the Registrant's By-laws, the number of Directors of the Registrant is determined by Board action, and is currently fixed at seven. There currently exists two vacancies on the Board.

The following information is submitted with respect to the current directors of the Company. All such directors were elected as directors by the holders of Common Stock at the Company's last annual meeting of shareholders, except for Mason Carter and Jonathan Shaw, who were elected by the Board to fill vacancies. All directors serve until the next annual meeting of shareholders and until their successors have been duly elected and shall have qualified.

                                                                  Director
                 Name                                  Age           Since
                 ----                                  ---           -----

      Michael S. Gostomski(1),(2)                      52             1986
      Charles F. Huber(1)                              73             1992
      Calvin A. Thompson(1),(2)                        78             1994
      Mason N. Carter                                  57             2000
      Jonathan A. Shaw                                 46             2003

----------

(1)   Member of Compensation Committee.

(2)   Member of Audit Committee.

                                   ----------

Michael S. Gostomski joined the Company in May 1986 as Vice-President Finance, Treasurer, and as a director and became Corporate Secretary in March of 1988. In October of 1989, he became Executive Vice-President of the Company. On May 1, 1992, he became President and Chief Executive Officer of the Company. Mr. Gostomski resigned as an employee of the Company, while remaining as a director of the Company, in September 1993, at which time he became Executive Vice President of Roller Bearing Company, a position he has held since such time. Mr. Gostomski, who is a Certified Public Accountant, holds B.S. and M.B.A. degrees from the University of Connecticut.

Charles F. Huber became a director of the Company in February 1992 and Chairman in 1994. He has been a Managing Director of William D. Witter Associates, Inc. since 1982. He holds a B.A. degree from Princeton University.

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

Jonathan Shaw became a director of the Company in April 2003. He became President and Chief Executive Officer of the Company and the Company's wholly owned subsidiary, Spitz, Inc. (Spitz) in November 2001. He served as Executive Vice President and Chief Operating Officer of the Company and Spitz from April 1999 until November 2001. He was Vice President - Sales and Technology for Spitz from July of 1992 until April 1999. He has held various engineering and management positions at Spitz since 1986. Mr. Shaw is a registered Professional Engineer, holds an M.B.A. degree from Widener University and a B.S. degree in Mechanical and Aerospace Engineering from the University of Delaware.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

              Name                               Position                    Age
              ----                               --------                    ---

      Jonathan A. Shaw           President and Chief Executive Officer
                                 of the Company and Spitz                     46

      Charles H. Holmes, Jr.     Vice-Chairman of the Company and
                                 Chairman of Spitz                            62

      Paul L. Dailey             Executive Vice President-Finance, Chief
                                 Financial Officer And Secretary of the
                                 Company and Spitz                            46

      John A. Fogleman           Vice President - Operations of  Spitz        54

Information with respect to Mr. Shaw is set forth above in this Item 9.

Charles H. Holmes, Jr., was a director of the Company from 1994 until September 2002. He has held various operating and management positions at Spitz since 1962. Mr. Holmes served as President of Spitz from 1988 until November 2001 and President of the Company from 1993 until

November 2001. In November 2001, he was appointed Vice Chairman of the Company. In September 2002 he resigned as a director of the Company and became Chairman of Spitz. Mr. Holmes holds a degree in Business Management from Goldey Beacom College.

Paul Dailey joined Spitz in September of 1983 as Controller. In June of 1986 he became Vice President - Finance for Spitz. In 1993 he become Chief Accounting Officer, Chief Financial Officer and Secretary of the Company. In September 2002 he became Executive Vice President. Mr. Dailey is a certified public accountant and holds a B.A. degree in accounting from Rutgers University.

John Fogleman became Vice President - Operations for Spitz in July of 1992. He has held various operating and management positions at Spitz since 1972. Mr. Fogleman holds a B.A. degree in business management from Wilmington College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently competed fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, and other information of which the Company is aware, the directors, officers and beneficial owners of 10% or more of the Company's Common Stock who failed to make the requisite filings on a timely basis are set forth below.

Jonathan H. Shaw, Charles H. Holmes, Jr., Paul L. Dailey and John A. Fogleman each failed to timely file a Form 5 to report the receipt by each of them of a grant of stock options on March 1, 2002. Form 5s with respect to such transactions have not yet been filed.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for each of the last three fiscal years, information concerning annual and long-term compensation for the Chief Executive Officer and for the other executive officers (the "Named Executive Officers") of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                                          Long -Term
                                                                                         Compensation
                                               Annual Compensation                          Awards
                                               -------------------                          ------

                                                                                           Shares of
                                                                          (a) Other      Common Stock
 Name and Principal                                                         Annual        Underlying   (b) All Other
      Position                   Year         Salary          Bonus      Compensation     Options (#)  Compensation
      --------                   ----         ------          -----      ------------     -----------  ------------
Jonathan A. Shaw                 2003        $130,791             --                         7,500        $4,190
President and Chief              2002         114,607        $ 5,000                                       3,918
Executive Officer (c)            2001         108,772          5,000                                       3,653

Charles H. Holmes, Jr            2003        $122,245             --        $12,747          5,000        $4,314
Vice - Chairman (d)              2002         145,890        $ 8,000         19,386                        5,462
                                 2001         141,618         15,000         16,495                        5,408

Paul L. Dailey                   2003        $113,213             --                         2,500        $3,745
Executive Vice                   2002         105,194        $ 4,000                                       3,607
President and Chief              2001         100,668          5,000                                       3,470
Financial Officer

John A. Fogleman                 2003        $103,875             --                         7,500        $3,356
Vice President -                 2002          99,179        $ 8,000                                       3,455
Operations                       2001          94,847          5,000                                       3,235

----------

      (a) Other annual compensation for Mr. Holmes consisted of (i) automobile allowance and expenses amounting to $9,362, $14,424, and $13,375 and
            (ii) supplemental medical benefits amounting to $3,385, $4,962, and $3,120, in each case in 2003, 2002 and 2001, respectively. The value of perquisites and other personal benefits for other Named Executive Officers do not exceed 10% of annual salary and bonus.

      (b)   Consists entirely of Company contributions to 401(k) plan.

      (c) Mr. Shaw has served as the Company's President and chief Executive since November 2001. Prior to November 2001, he served as the Company's Executive Vice President and Chief Operating Officer.

      (d) Mr. Holmes served as the President and Chief Executive Officer of the Company from 1993 to November 2001. He has served as Vice-Chairman since November 2001.

                                   ----------

The following table sets forth information relating to individual grants of stock options to the named executives under the Transnational Industries Inc. Stock Option and Performance Incentive Plan (the "Option Plan") during the fiscal year ended January 31, 2003.

               OPTION GRANTS IN FISCAL YEAR ENDED JANUARY 31, 2003

                                  Number of
                                  Shares of
                                    Common        % of Total
                                    Stock           Options
                                  underlying      Granted to    Exercise
                                    Options      Employees in     Price          Expiration
      Name                        Granted (#)     Fiscal Year     ($/Sh)            Date
      ----                        -----------     -----------     ------            ----
      Jonathan A. Shaw              7,500(1)         23.1%        $4.30        March 11, 2012

      Charles H. Holmes, Jr.        5,000(1)         15.4%        $4.30        March 11, 2012

      Paul L. Dailey                2,500(1)          7.7%        $4.30        March 11, 2012

      John A. Fogleman              7,500(1)         23.1%        $4.30        March 11, 2012

----------
(1)   Options vest over four years at a rate of 25% per year.

                                ----------------

The following table sets forth information relating to the value of unexercised options for each of the Named Executive Officers:

        Aggregated Option Exercises in Fiscal Year Ended January 31, 2003
                        and Fiscal Year End Option Values

                                     Number of Shares of
                                         Common Stock           Value of Unexercised In-
                                          underlying              The-Money Options at
                                    Unexercised Options at         Fiscal Year End ($)
                                       Fiscal Year End                 Exercisable/
               Name               Exercisable/ Unexercisable        Unexercisable (a)
               ----               --------------------------        -----------------
      Jonathan A. Shaw                  7,500 / 7,500                  $ 2,500 / $0

      Charles H. Holmes, Jr.                 0 / 0                       $ 0 / $0

      Paul L. Dailey                    10,000 / 2,500                 $ 3,125 / $0

      John A. Fogleman                  7,500 / 7,500                  $ 2,500 / $0

----------
(a) Based on the low bid over-the-counter market quotation on the Company's Stock on January 31, 2003 of $2.75.

                                   ----------

EMPLOYMENT AGREEMENTS

Spitz entered into an employment agreement with Mr. Shaw effective September 1, 2002. Under the agreement Mr. Shaw is currently paid an annual base salary of $135,000, which may be increased from time to time by Spitz's Board of Directors, plus certain fringe benefits including an automobile allowance. Mr. Shaw may also receive, at the sole discretion of Spitz's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The term of the agreement ends on June 30, 2004, but the agreement automatically extends for additional one year terms thereafter unless otherwise terminated by either party by April 1 of an existing term. In the event that (i) Mr. Shaw's employment is terminated by Spitz without cause or
(ii) Mr. Shaw terminates his employment with Spitz after a "Specified Change in Control", he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year (unless employment is terminated prior to July 1, 2003, in which case such lump sum payment shall be the product of Mr. Shaw's annual salary multiplied by the number of years (expressed as a fraction) remaining in the initial term). A non-renewal of the contract term by Spitz will be treated as a termination without cause. A "Specified Change in Control" is defined as the occurrence of any of the following events within eighteen months of the occurrence of a Change in Control: (x) the relocation of Mr. Shaw's principal office to a site more than twenty miles from both its current site and Center City, Philadelphia, Pennsylvania; (y) the material diminution of Mr. Shaw's duties and/or responsibilities for Spitz and its business; or (z) in the event the employment agreement is assigned to and assumed by another entity in connection with an event constituting a Change in Control, the failure of such successor to acknowledge to Mr. Shaw in writing, within fifteen days of such assumption, its assumption of the employment agreement. A "Change in Control" is defined as (i) a change within a twelve month period of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's or Spitz's voting stock, (iii) the sale of the assets of Spitz, or (iv) any merger or consolidation of the Company's or Spitz's business which results in a change in ownership of the majority of the equity of such entity. The agreement also includes a restrictive covenant whereby Mr. Shaw agrees not to engage in a competing business of the Company or Spitz for a period of one year in the event of a termination of employment.

Spitz also entered into an employment agreement with Mr. Holmes effective September 1, 2002. The employment agreement was entered into at the time of Mr. Holmes' resignation from the Board of Directors and as an officer of the Company in contemplation of his eventual retirement. The agreement provides that Mr. Holmes shall work a full-time schedule for Spitz through August 31, 2003. Thereafter, Mr. Holmes' schedule will be as follows: (i) thirty hours per week from September 1, 2003 through August 31, 2004, (ii) twenty hours per week from September 1, 2004 through August 31, 2006, and (iv) fifteen hours per week thereafter. Under the terms of the employment agreement Mr. Holmes is paid an annual base salary of $90,000, plus certain fringe benefits and all of the stock options to purchase shares of stock of the Company that had previously been granted to Mr. Holmes were forfeited. Mr. Holmes may also receive additional compensation in the form of equity securities under the Option Plan. The term of the agreement ends on June 30, 2007 unless extended by mutual written agreement of the parties. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to the continuation of payments of his base salary and continuation of his medical benefits (to the extent such benefits are not provided by another employer) until September 1, 2007. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company or Spitz for a period of seven years following the date of the agreement.

Spitz also entered into an employment agreement with Mr. Dailey effective September 1, 2002. Under the agreement Mr. Dailey is currently paid an annual base salary of $118,000, which may be increased from time to time by Spitz's Board of Directors, plus certain fringe benefits. Mr. Dailey may also receive, at the sole discretion of Spitz's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The term of the agreement ends on September 1, 2004, but the agreement automatically extends for additional one year terms thereafter unless otherwise terminated by either party by April 1 of an existing term. In the event that (i) Mr. Dailey's employment is terminated by Spitz without cause or (ii) Mr. Dailey terminates his employment with Spitz after a "Specified Change in Control", he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits (to the extent such benefits are not provided by another employer) for a period of one year (unless employment is terminated prior to September 1, 2003, in which case such lump sum payment shall be the product of Mr. Dailey's annual salary multiplied by the number of years (expressed as a fraction) remaining in the initial term). A non-renewal of the contract term by Spitz will be treated as a termination without cause. A "Specified Change in Control" is defined as the occurrence of any of the following events within eighteen months of the occurrence of a Change in Control (as defined above): (x) the relocation of Mr. Dailey's principal office to a site more than twenty miles from both its current site and Center City, Philadelphia, Pennsylvania; (y) the material diminution of Mr. Dailey's duties and/or responsibilities for Spitz and its business; or (z) in the event the employment agreement is assigned to and assumed by another entity in connection with an event constituting a Change in Control, the failure of such successor to acknowledge to Mr. Dailey in writing, within fifteen days of such assumption, its assumption of the employment agreement. The agreement also includes a restrictive covenant whereby Mr. Dailey agrees not to engage in a competing business of the Company or Spitz for a period of one year in the event of a termination of employment.

Spitz also entered into an employment agreement with Mr. Fogleman effective May 1, 1995. Under the agreement Mr. Fogleman is currently paid an annual base salary of $104,500, which may be increased from time to time by Spitz's Board of Directors, plus certain fringe benefits. Mr. Fogleman may also receive, at the sole discretion of Spitz's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the agreement was one year, but the agreement automatically extends for additional one year terms unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Fogleman's contract automatically renewed on May 1, 2003, for the period through April 30, 2004. In the event that Mr. Fogleman's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non-renewal of the contract term by Spitz within six months prior to or three years after a Change in Control (as defined above) will be treated as a termination without cause. The agreement also includes a restrictive covenant whereby Mr. Fogleman agrees not to engage in a competing business of the Company or Spitz for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

COMPENSATION OF DIRECTORS

Mr. Huber, the Chairman of the Board of Directors is compensated at a rate of $67,500 per annum and each other outside director is paid a fee of $15,000 per annum.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of May 20, 2003 (except for Charles Huber, whose beneficial ownership is disclosed in the table captioned "Security Ownership Of Management"). The Common Stock is the Company's only class of voting securities.

                                             Amount and Nature
                                               Of Beneficial         % of Common
      Name and Address                           Ownership              Stock
      ----------------                           ---------              -----

      Estate of William D. Witter(1)             216,499(2)             47.4%
      c/o William D. Witter, Inc.
      153 East 53rd Street
      New York, NY 10022

----------
(1) William D. Witter, then a member of the Company's Board of Directors, passed away on May 11, 2003.

(2) Information in respect of the beneficial ownership of the estate of William D. Witter is based upon a statement on Schedule 13G/A filed with the Commission on January 30, 2003 and includes 81,760 shares of Common Stock owned by Penfield Limited Partnership.

                                 ---------------

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of May 20, 2003, the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made in the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and all of the Company's executive officers as a group:

                                           Amount and Nature
                                             Of Beneficial
      Name                                     Ownership       % of Common Stock
      ----                                     ---------       -----------------

      Charles Huber                             56,000             12.3%
      c/o William D. Witter, Inc.
      153 East 53rd Street
      New York, NY 10022

      Michael S. Gostomski                      21,290              4.7%
      c/o RBC Heim Bearings
      60 Round Hill Road
      Fairfield, CT 06430

      Calvin A. Thompson                        18,400(1)           4.0%
      c/o William D. Witter, Inc.
      153 East 53rd Street
      New York, NY 10022

      Jonathan A. Shaw                          11,875(2)           2.5%(3)
      c/o Transnational Industries, Inc.
      PO Box 198 Route One
      Chadds Ford, PA 19317

      Paul L Dailey                             11,875(4)           2.5%(3)
      c/o Transnational Industries, Inc.
      PO Box 198 Route One
      Chadds Ford, PA 19317

      John A. Fogleman                           9,880(5)           2.1%(3)
      c/o Transnational Industries, Inc.
      PO Box 198 Route One
      Chadds Ford, PA 19317

      Charles H. Holmes, Jr                      2,500              0.5%(3)
      c/o Transnational Industries, Inc.
      PO Box 198 Route One
      Chadds Ford, PA 19317

      Mason N. Carter                                0              0.0%
      c/o Merrimac Industries, Inc.
      41 Fairfield Place
      West Caldwell, NJ 07006

      All current Directors and executive
      officers as a group (9 persons)          131,820(6)          27.1%(3)

----------
(1) Includes 2,500 shares of Common Stock owned by Mr. Thompson's spouse. Mr.Thompson disclaims a beneficial interest in the shares of Common Stock owned by his spouse.

(2) Includes 9,375 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Shaw's stock options.

(3) Assumes the issuance by the Company of all securities issuable to such executive officer or all directors and executive officers as a group, as the case may be, upon the exercise of all options owned by such person or group.

(4) Includes 10,625 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Dailey's stock options.

(5) Includes 9,375 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Fogleman's stock options

(6) Includes a total of 29,375 shares of Common Stock acquirable within sixty days upon the exercise of all stock options owned by the Company's executive officers.

                                   ----------

Equity Compensation Plan Information

The table below sets forth certain information as of the Company's fiscal year ended January 31, 2003 regarding the shares of the Company's common stock available for grant or granted under the Option Plan:

                                                                                            Number of securities
                                                                                           remaining available for
                                         Number of securities      Weighted-average         future issuance under
                                          to be issued upon        exercise price of         equity compensation
                                             exercise of              outstanding             plans (excluding
                                         outstanding options,      options, warrants     securities reflected in the
                                         warrants and rights          and rights         first column of this table)
                                         -------------------          ----------         ---------------------------
Equity compensation plans
approved by security holders                    61,850                  $ 3.25                      88,150

Equity compensation plans not
approved by security holders                        --                      --                          --
                                                ------                  ------                      ------

Total                                           61,850                  $ 3.25                      88,150
                                                ======                  ======                      ======

Footnote 7 to the Company's financial statements, included in this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2003, contains additional information regarding the Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Exhibit
  No.       Description of Document
  ---       -----------------------

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

10.2 Employment Agreement dated September 1, 2002 between Charles Holmes and Spitz Inc.

10.3 Employment Agreement dated September 1, 2002 between Paul Dailey and Spitz Inc.

10.4 Employment Agreement dated September 1, 2002 between Jonathan Shaw and Spitz Inc.

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

Dated: May 30, 2003                     Transnational Industries, Inc.


By: /s/ Jonathan A. Shaw                By: /s/ Paul L. Dailey
    ------------------------------          ------------------------------------
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

          Signature                   Title                                 Date
          ---------                   -----                                 ----

By: /s/ Jonathan A. Shaw
    -----------------------------
    Jonathan A. Shaw                  Director, President and               May 30, 2003
                                      Chief Executive Officer
                                      (Principal Executive Officer)


By: /s/ Paul L. Dailey
    -----------------------------
    Paul L. Dailey                    Executive Vice President and          May 30, 2003
                                      Chief Financial Officer
                                      (Principal Financial Officer)
                                      (Principal Accounting Officer)


By: /s/ Charles F. Huber
    -----------------------------
    Charles F. Huber                  Chairman of the Board of Directors    May 30, 2003


By: /s/ Michael S. Gostomski
    -----------------------------
    Michael S. Gostomski              Director                              May 30, 2003


By: /s/ Calvin A. Thompson
    -----------------------------
    Calvin A. Thompson                Director                              May 30, 2003


By:  /s/ Mason Carter
    -----------------------------
    Mason Carter                      Director                              May 30, 2003

                                 CERTIFICATIONS

            I, Jonathan A. Shaw, certify that:

1. I have reviewed this annual report on Form 10-KSB/A-1 of Transnational Industries, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003


                                        /s/ Jonathan A. Shaw
                                        ----------------------------------------
                                        Jonathan A. Shaw
                                        President and Chief Executive Officer

            I, Paul L. Dailey, certify that:

1. I have reviewed this annual report on Form 10-KSB/A-1 of Transnational Industries, Inc.;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003


                                        /s/ Paul L. Dailey
                                        ----------------------------------------
                                        Paul L. Dailey
                                        Executive Vice President and
                                        Chief Financial Officer