Form 10QSB
period 2003-04-30
TRANSNATIONAL INDUSTRIES INC
filed 2003-06-13
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

      (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2003

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from _______________ to _______________.

                        Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                              22-2328806
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                               Post Office Box 198
                                  U.S. Route 1
                         Chadds Ford, Pennsylvania 19317
                    (Address of principal executive offices)

                                 (610) 459-5200
                          (Issuer's telephone number)

                                       NA
              (Former name, former address and former fiscal year,
                          if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                          Common stock, $0.20 par value
                   Outstanding at May 31, 2003: 456,760 shares

Transitional Small Business Disclosure Format (check one):

YES |_| NO |X|

                         TRANSNATIONAL INDUSTRIES, INC.

                                      INDEX                                 PAGE


Part I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated balance sheets --
               April 30, 2003, and  January 31, 2003.                        3-4

               Consolidated statements of operations --
               Three months  ended April 30, 2003 and 2002.                    5

               Consolidated statements of cash flows --
               Three months ended April 30, 2003 and 2002.                     6

               Notes to consolidated financial statements --
               April 30, 2003.                                               7-8

      Item 2.  Management's Discussion and Analysis or Plan of Operation    9-12

      Item 3.  Controls and Procedures                                     12-13

Part II. OTHER INFORMATION

      Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                                    13

CERTIFICATIONS                                                             14-15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                       April 30, 2003  January 31, 2003
                                                       --------------  ----------------
                                                         (Unaudited)       (Audited)

Assets

Current Assets:
  Cash                                                     $   115         $    76
  Accounts receivable                                        1,561           2,350
  Inventories                                                2,418           2,227
  Deferred taxes                                               368             368
  Other current assets                                         162             202
                                                           -------         -------
Total current assets                                         4,624           5,223

Machinery and equipment:
  Machinery and equipment                                  $ 4,366         $ 4,277
  Less accumulated depreciation                              3,117           3,009
                                                           -------         -------
Net machinery and equipment                                  1,249           1,268

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                            60              60
  Computer software, less amortization                         440             483
  Goodwill                                                   1,622           1,622
                                                           -------         -------
Total other assets                                           2,122           2,165
                                                           -------         -------
Total assets                                               $ 7,995         $ 8,656
                                                           =======         =======

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                        April 30, 2003   January 31, 2003
                                                        --------------   ----------------
                                                          (Unaudited)       (Audited)

Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                         $    718         $    616
  Deferred maintenance revenue                                  443              599
  Accrued expenses                                              269              245
  Billings in excess of cost and estimated earnings           1,080              823
  Current portion of long-term debt                             286              257
                                                           --------         --------
Total current liabilities                                     2,796            2,540

Long-term debt, less current portion                          1,295            2,236

Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000 shares;
    issued and outstanding 318 shares
    (liquidating value $188,813)                                 73               73
 Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 456,760
    (excluding 45,710 shares held in treasury)                  100              100
 Additional paid-in capital                                   8,521            8,521
 Accumulated deficit                                         (4,653)          (4,677)
                                                           --------         --------
                                                              4,041            4,017
Less: Treasury stock                                           (137)            (137)
                                                           --------         --------
Total stockholders' equity                                    3,904            3,880
                                                           --------         --------
Total liabilities and stockholders' equity                 $  7,995         $  8,656
                                                           ========         ========

See notes to consolidated financial statements

                         Transnational Industries, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                                          Three Months Ended
                                                               April 30,
                                                        ---------------------
                                                          2003          2002
                                                        -------       -------

Revenues                                                $ 2,485       $ 2,178
Cost of Sales                                             1,716         1,537
                                                        -------       -------
Gross Margin                                                769           641

Selling expenses                                            216           215
Research and development                                    220           228
General and administrative expenses                         280           261
                                                        -------       -------
                                                            716           704
                                                        -------       -------
                                                             53           (63)
Operating income (loss)

Interest expense                                             29            19
                                                        -------       -------
Income (loss) before income tax                              24           (82)

Provision for income taxes                                   --            --
                                                        -------       -------
Net income                                                   24           (82)

Preferred dividend requirement                                2             2
                                                        -------       -------
Income (loss) applicable to common shares               $    22       $   (84)
                                                        =======       =======
Basic income (loss) per common share                    $   .05       $  (.18)
                                                        =======       =======
Diluted income (loss) per common share                  $   .05       $  (.18)
                                                        =======       =======

See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                             Consolidated Statements
                                  of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                    Three Months ended
                                                                         April 30,
                                                                   --------------------
                                                                     2003        2002
                                                                   --------    --------

Operating activities
Net income (loss)                                                  $     24    $    (82)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                       151         131
    Provision for obsolescence                                           10          10
    Changes in operating assets and liabilities, net:
        Accounts receivable                                             789         837
        Inventories                                                     (43)        106
        Other current assets                                             40         (13)
        Billings net of cost and estimated earnings on contracts         99        (802)
        Accounts payable                                                102         191
        Accrued expenses                                               (132)       (195)
                                                                   --------    --------
Net cash provided by operating activities                             1,040         183
                                                                   --------    --------

Investing activities
Capital expenditures                                                    (89)       (125)
                                                                   --------    --------
Net cash used by investing activities                                   (89)       (125)
                                                                   --------    --------

Financing activities
Proceeds from revolving line of credit                                  350         650
Payments on revolving line of credit                                 (1,200)       (650)
Payments on capital leases                                              (62)        (77)
Scheduled payments on long term debt                                     --         (50)
                                                                   --------    --------
Net cash used by financing activities                                  (912)       (127)
                                                                   --------    --------

Increase (decrease) in cash                                              39         (69)
Cash at beginning of period                                              76         556
                                                                   --------    --------
Cash at end of period                                              $    115    $    487
                                                                   ========    ========

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2003

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 2003, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2003, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2003.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                              Three Months ended
                                                                   April, 30
                                                             ---------------------
                                                                2003        2002
                                                             ---------   ---------
Numerator (same for basic and dilutive):
   Net income (loss)                                         $      24   $     (82)
   Preferred dividend requirement                                    2           2
                                                             ---------   ---------
   Net income (loss) available to common stockholders        $      22   $     (84)
                                                             =========   =========
Denominator:
   Weighted average shares outstanding for basic earnings
   per share                                                   456,760     456,760
   Dilutive effect of employee stock options                     6,427      31,668
                                                             ---------   ---------
   Weighted average shares outstanding and assumed
   conversions for dilutive earnings per share                 463,187     488,428
                                                             =========   =========
Basic earnings (loss) per share                              $     .05   $    (.18)
                                                             =========   =========
Diluted earnings (loss) per share:                           $     .05   $    (.18)
                                                             =========   =========

Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares amounted to 1,871 shares in each of three month periods ended April 30, 2003 and 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues for the first quarter of the fiscal year ended January 31, 2004 (fiscal
2004) were $2,485,000 compared to $2,178,000 for the first quarter of the fiscal year ended January 31, 2003 (fiscal 2003), an increase of $307,000 (14%). The increase was attributable to higher revenue from new dome and optical planetarium contracts which was partially offset by lower revenue from digital products. Dome revenues were $1,008,000 in the first quarter of fiscal 2004 compared to $691,000 in the first quarter of fiscal 2003, an increase of $317,000 (46%). The increase in dome revenues was attributable to work on several recent contract awards to supply domes for film theaters, planetarium theaters, and training simulators. Otherwise dome revenues were lower for ride simulators and special projects. Optical planetarium revenues were $1,022,000 in the first quarter of fiscal 2004 compared to $740,000 in the first quarter of fiscal 2003, an increase of $282,000 (38%). The increase in optical planetarium revenues was mainly attributable to a higher volume of work on new systems sold to the educational market. Also, optical planetarium revenues include $323,000 for the sale of maintenance and parts in the first quarter of fiscal 2004 compared to $300,000 in the first quarter of fiscal 2003, an increase of $23,000 (8%). The increase in maintenance and parts revenues was due to the timing of performance on preventive maintenance agreements. Digital products revenue amounted to $455,000 in the first quarter of fiscal 2004 compared to $747,000 in the first quarter of fiscal 2003, a decrease of $292,000 (39%). The decrease in digital products revenue in fiscal 2004 was attributable to higher volume of activity in the first quarter of fiscal 2003 on two ElectricSky(R) systems in production. This compared to one ElectricSky(R) system in the installation phase in the first quarter of fiscal 2004 and another in pre-production scheduled for installation early next year.

The backlog of unearned revenue as of April 30, 2003 was approximately $6,700,000, raised from the backlog of unearned revenue of $4,900,000 as of January 31, 2003 by approximately $3,900,000 of new contract orders booked from February through April 2003. The backlog of unearned revenue is the sum of the revenue remaining to be recognized under the percentage completion method for all orders booked as of the date stated. In May 2003 approximately $2,700,000 of additional new contract orders were booked. Adding the May bookings to the backlog as of April 30, 2003 results in a total of $9,400,000 of booked orders available to be earned after the first quarter. Most of this amount is scheduled to be earned within one year; however, customer induced delays may push the earnings beyond the current schedule. The Company continues to demonstrate its new digital products at its site and at trade conferences in pursuit of many interested sales prospects. Dome prospects remain strong as requests for quotes continue at a high level. Optical planetarium activity remains steady with opportunities for competitive alliances that will take advantage of the strength of the Company's products when integrated with others' products. The current backlog supplemented by the new orders and the strong sales prospects is expected to sustain revenues at profitable levels through fiscal 2004 and into fiscal 2005.

Gross margins were 30.9% in the first quarter of fiscal 2004 compared to 29.4% in the first quarter of fiscal 2003. The slight improvement was due to more dome and optical planetarium revenue with higher margins offsetting reduced digital product revenue with lower margins in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. Selling expenses remained level increasing only $1,000 in fiscal 2004 compared to the first quarter of fiscal 2003 as higher conference and product demonstration expenditures in the first quarter of fiscal 2004 offset higher costs of engineering resources used for proposal preparation in the first quarter of fiscal 2003. Research and development expenses decreased $8,000 (4%) in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. The decrease in research and development expenses was due to the higher use of engineering resources outside of research and development activity in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003. General and administrative expenses increased $19,000 (7%) in the first quarter of fiscal 2004 compared to the first quarter of fiscal 2003 due mostly to increases in the cost of maintaining the information technology infrastructure.

Interest expense amounted to $29,000 in the first quarter of fiscal 2004 compared to $19,000 in the first quarter of fiscal 2003. The $29,000 reported in the first quarter of fiscal 2004 consisted of $15,000 paid on bank debt agreements and $14,000 paid on capital leases. The $19,000 reported in the first quarter of fiscal 2003 consisted of $7,000 paid on bank debt agreements and $12,000 paid on capital leases. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. State income taxes in the first quarter of fiscal 2004 were also offset by net operating loss carryforwards generated in fiscal 2003. As a result of the above, net income of $24,000 was recorded in the first quarter of fiscal 2004 compared to a net loss of $82,000 in the first quarter of fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,040,000 in the first quarter of fiscal 2004, compared to $183,000 provided in the first quarter of fiscal 2003. The $1,040,000 provided in fiscal 2004 was produced by $855,000 of cash provided by changes in operating assets and liabilities and the $24,000 of net income after considering the effects of $161,000 of non-cash charges. The Company's net loss of $82,000 in the first quarter of fiscal 2003 produced $183,000 of net cash provided from operating activities due to the effects of $124,000 of cash provided by changes in operating assets and liabilities and $141,000 of non-cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts. The Company expects changes in operating assets from period to period to remain both material and variable.

The $1,040,000 of cash provided by operations in the first quarter of fiscal 2004 was almost entirely used by $89,000 of investing activities and $912,000 of financing activities. The $183,000 provided by operations in the first quarter of fiscal 2003 was offset by $125,000 of investing activities and $127,000 of financing activities. The net result was a $39,000 increase in cash balances during the first quarter of fiscal 2004 compared to a decrease of $69,000 during the first quarter of fiscal 2003.

Financing activities in the first quarter of fiscal 2004 consisted of payments of $62,000 on capital leases and $850,000 of net payments on the bank revolving credit note. This resulted in a $912,000 first quarter decrease in total debt from $2,493,000 at January 31, 2003 to $1,581,000 at April 30, 2003. Financing
activities in the first quarter of fiscal 2003 consisted of payments of $77,000 on capital leases and $50,000 of monthly principal payments on the bank term note.

Investing activities in the first quarter of fiscal 2004 consisted of the purchase of $89,000 of machinery and equipment. Investing activities in the first quarter of fiscal 2003 consisted of the purchase and fabrication of $84,000 of machinery and equipment and the development of computer software amounting to $41,000.

The balance on the Company's revolving credit note was $1,025,000 at April 30, 2003 compared to $1,875,000 at January 31, 2003. This resulted in unused borrowing capacity at April 30, 2003 of $975,000 compared to $125,000 at January 31, 2003. Cash balances of $115,000 provided additional liquidity at April 30, 2003 compared to $76,000 at January 31, 2003. The next source of liquidity, accounts receivable, decreased to $1,561,000 at April 30, 2003 compared to $2,350,000 at January 31, 2003. This resulted in a $100,000 increase in liquidity available from cash, borrowing capacity and accounts receivable at April 30, 2003 compared to January 31, 2003. As anticipated, progress payments on new customer contracts and collections of accounts receivable provided relief to the liquidity pressures that were present at January 31, 2003. This contributed to the increase in liquidity available from cash, borrowing capacity and accounts receivable by way of a $98,000 increase in funding from contracts in progress. The $98,000 increase is measured by the $233,000 excess of billings over recorded revenue at April 30, 2003 compared to a $135,000 excess at January 31, 2003. With billings exceeding revenue recorded by $233,000 at April, 2003, contracts in progress will absorb liquidity; however, progress payments on recent contracts are expected to continue to adequately fund the demands on liquidity in fiscal 2004. The timing of bookings and payments on customer contracts will remain important to long term liquidity.

At April 30, 2003 the Company was contingently liable for $289,000 under standby letters of credit issued on its behalf by its bank. The letters of credit were issued as security for performance on customer contracts. The Company's bank underwrites letter of credit requirements on an individual approval basis independent of its other bank agreements in order to make the revolving credit agreement available for working capital requirements.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC reports. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

In addition, we reviewed our internal controls, and there have been no significant changes in the Company's internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits:

99.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the three months ended April 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                TRANSNATIONAL INDUSTRIES, INC.


                                                /s/ Paul L. Dailey
                                                -----------------------------
                                                Paul L. Dailey
                                                Executive Vice President,
                                                and Chief Financial Officer
                                                (Principal Financial Officer)
Date: June 14, 2003                             (Chief Accounting Officer)

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

Date: June 14, 2003

                                           /s/ Jonathan A. Shaw
                                           -------------------------
                                           Jonathan A. Shaw
                                           President and Chief Executive Officer

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

Date: June 14, 2003


                                           /s/ Paul L. Dailey
                                           -------------------------
                                           Paul L. Dailey
                                           Executive Vice President and
                                           Chief Financial Officer