Form 10QSB
period 2003-07-31
TRANSNATIONAL INDUSTRIES INC
filed 2003-09-15
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

      (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2003

      |_|  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           EXCHANGE ACT

      For the transition period from                    to                     .
                                     ------------------    --------------------

            Commission File Number 0 - 14835

                         TRANSNATIONAL INDUSTRIES, INC.
       (Exact name of small business issuer as specified in its charter)

            Delaware                                22-2328806
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

                          Common stock, $0.20 par value
                Outstanding at August 31, 2003: 456,760 shares

Transitional Small Business Disclosure Format (check one):
YES |_| NO |X|

                        TRANSNATIONAL INDUSTRIES, INC.

                                     INDEX                                  PAGE

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated balance sheets --
              July 31, 2003, and January 31, 2003.                           3-4

              Consolidated statements of operations --
              Three months ended July 31, 2003 and 2002; six
              months ended July 31, 2003 and 2002.                             5

              Consolidated statements of cash flows --
              Six months ended July 31, 2003 and 2002.                         6

              Notes to consolidated financial statements -- July 31, 2003.   7-8

      Item 2. Management's Discussion and Analysis or Plan of Operation     9-13

      Item 3. Controls and Procedures                                         13

Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                    14

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                       July 31,   January 31,
                                                         2003        2003
                                                      ------------------------
Assets                                                (Unaudited)  (Audited)

Current Assets:
  Cash                                                    $   283       $  76
  Accounts receivable                                       2,255       2,350
  Inventories                                               2,506       2,227
  Deferred taxes                                              368         368
  Other current assets                                        196         202
                                                      ------------------------

Total current assets                                        5,608       5,223

Machinery and equipment:
  Machinery and equipment                                 $ 4,421     $ 4,277
  Less accumulated depreciation                             3,223       3,009
                                                      ------------------------

Net machinery and equipment                                 1,198       1,268

Other assets:
  Repair and maintenance inventories, less
provision
    for obsolescence                                           60          60
  Computer software, less amortization                        482         483
  Goodwill                                                  1,622       1,622
                                                      ------------------------

Total other assets                                          2,164       2,165
                                                      ------------------------

Total assets                                              $ 8,970     $ 8,656
                                                      ========================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                            July 31,    January 31,
                                                              2003         2003
                                                          ---------------------------
Liabilities and stockholders' equity                      (Unaudited)    (Audited)

Current liabilities:                                        $ 1,268       $   616
  Accounts payable                                              586           599
  Deferred maintenance revenue
  Accrued expenses                                              217           245
  Billings in excess of cost and estimated
    earnings                                                    917           823
  Current portion of long-term debt                             286           257
                                                          ------------------------

Total current liabilities                                     3,274         2,540

Long-term debt, less current portion                          1,952         2,236

Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000 shares;
    issued and outstanding 318 shares
    (liquidating value $195,371)                                 73            73
 Common stock, $0.20 par value -authorized
     1,000,000 shares; issued and outstanding 456,760
     (excluding 45,710 shares held in treasury)                 100           100
 Additional paid-in capital                                   8,521         8,521
 Accumulated deficit                                         (4,813)       (4,677)
                                                          ------------------------
                                                              3,881         4,017
Less: Treasury stock                                           (137)         (137)
                                                          ------------------------
Total stockholders' equity                                    3,744         3,880
                                                          ------------------------

Total liabilities and stockholders' equity                  $ 8,970       $ 8,656
                                                          ========================

See notes to consolidated financial statements.

                        Transnational Industries, Inc.

                     Consolidated Statements of Operations

                                   (Unaudited)
                      (In thousands, except per share data)

                                           Three Months Ended          Six Months Ended
                                                July 31                     July 31
                                          ---------------------      ----------------------
                                               2003       2002             2003       2002
                                          ---------------------      ----------------------
Revenues                                    $ 2,647    $ 2,103          $ 5,132    $ 4,281
Cost of Sales                                 2,047      1,465            3,763      3,002
                                          ---------------------      ----------------------
Gross Margin                                    600        638            1,369      1,279

Selling expenses                                260        254              476        469
Research and development                        208        288              428        516
General and administrative expenses             266        267              546        528
                                          ---------------------      ----------------------
                                                734        809            1,450      1,513
                                          ---------------------      ----------------------
Operating loss                                 (134)      (171)             (81)      (234)

Interest expense                                 26         25               55         44
                                          ---------------------      ----------------------
Loss before income tax                         (160)      (196)            (136)      (278)

Provision for income taxes                       --         --               --         --
                                          ---------------------      ----------------------
Net loss                                       (160)      (196)            (136)      (278)

Preferred dividend requirement                    2          2                4          4
                                          ---------------------      ----------------------
Loss applicable to common shares            $  (162)   $  (198)         $  (140)   $  (282)
                                          =====================      ======================

Basic loss per common share                 $  (.35)   $  (.43)         $  (.31)   $  (.62)
                                          =====================      ======================
Diluted loss per common share               $  (.35)   $  (.43)         $  (.31)   $  (.62)
                                          =====================      ======================

      See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                             Consolidated Statements
                                  of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                       Six Months ended
                                                           July 31,
                                                     ----------------------
                                                           2003       2002
                                                     ----------------------

Operating activities
Net loss                                                $  (136)    $ (278)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
    Depreciation and amortization                           300        272
    Provision for obsolescence                               20         20
        Changes in operating assets and
        liabilities, net:
        Accounts receivable                                  95        219
        Inventories                                        (168)       (19)
        Other current assets                                  6        (17)
        Billings net of cost and estimated
        earnings on contracts                               (37)      (736)
        Accounts payable                                    652        127
        Accrued expenses                                    (41)      (102)
                                                     ----------------------
Net cash provided by (used in) operating activities         691       (514)
                                                     ----------------------

Investing activities
Capital expenditures                                       (229)      (174)
                                                     ----------------------
Net cash used in investing activities                      (229)      (174)
                                                     ----------------------

Financing activities
Proceeds from revolving line of credit                    1,225      1,875
Payments on revolving line of credit                     (1,350)    (1,250)
Payments on capital leases                                 (130)      (166)
Scheduled payments on long term debt                         --        (94)
                                                     ----------------------
Net cash provided by (used in) financing activities        (255)       365
                                                     ----------------------

Increase (decrease) in cash                                 207       (323)
Cash at beginning of period                                  76        556
                                                     ----------------------
Cash at end of period                                   $   283     $  233
                                                     ======================

   See notes to consolidated financial statements.

                        Transnational Industries, Inc.

                  Notes to Consolidated Financial Statements

                                  (Unaudited)

                                 July 31, 2003

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and six month periods ended July 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2003, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2003.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                             Three Months Ended    Six Months Ended
                                                  July 31              July 31
                                             -------------------  -------------------
                                               2003     2002        2003     2002
                                             -------------------  -------------------
Numerator (same for basic and diluted):
Net loss                                      $ (160)    $ (196)    $ (136)   $ (278)
Preferred dividend requirement                     2          2          4         4
                                             -------------------  -------------------
Net loss available to common  stockholders    $ (162)    $ (198)    $ (140)   $ (282)
                                             ===================  ===================

Denominator:
Weighted average shares outstanding for
basic earnings per share                      456,760   456,760    456,760   456,760
Dilutive effect of employee stock options       9,776    16,900      8,101    16,110
                                             -------------------  -------------------
Weighted average shares outstanding and
assumed conversions for diluted earnings
per share                                     466,536   473,660    464,861   472,870
                                             ===================  ===================

Basic loss per share                          $  (.35)   $ (.43)    $ (.31)   $ (.62)
                                             ===================  ===================
Diluted loss per share                        $  (.35)   $ (.43)    $ (.31)   $ (.62)
                                             ===================  ===================

Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred B shares amounted to 1,871 shares in each of three-month periods ended July 31, 2003 and 2002.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues in the second quarter and first six months of the fiscal year ending January 31, 2004 ("fiscal 2004") were $2,647,000 and $5,132,000 compared to
$2,103,000 and $4,281,000 in the comparable periods of the fiscal year ended January 31, 2003 ("fiscal 2003"), an increase of $544,000 (26%) and $851,000
(20%) for the quarter and six-month period, respectively. The increase for the quarter was attributable to higher revenue from optical and digital planetarium products, which also contributed to the increase for the six-month period along with higher revenue from domes. Digital planetarium revenue amounted to $999,000 and $1,454,000 in the second quarter and first six months of fiscal 2004, compared to $546,000 and $1,293,000 in the comparable periods of fiscal 2003, resulting in increases of $453,000 (83%) and $161,000 (12%) for the second quarter and first six months, respectively. The increase in digital planetarium revenue in fiscal 2004 was attributable to the successful installation of a system and work completed in the production phase of a system scheduled for installation late in fiscal 2004. This compared to lower revenue volume from two systems in production in the first six months of fiscal 2003. Optical planetarium revenues were $736,000 and $1,758,000 in the second quarter and first six months of fiscal 2004 compared to $605,000 and $1,345,000 in the comparable periods of fiscal 2003, an increase of $131,000 (22%) and $413,000 (31%) for the quarter and the six-month period, respectively. The increase in optical planetarium revenues was attributable to higher volume from the sale of systems for the educational market. Optical planetarium revenues include sales of maintenance and parts amounting to $257,000 and $580,000 in the second quarter and first six months of fiscal 2004 compared to $261,000 and $561,000 in the comparable periods of fiscal 2003, a decrease of $4,000 (2%) for the quarter and an increase of $19,000 (3%) for the six-month period. The fluctuation in maintenance and parts revenues was due mainly to the timing of performance on preventive maintenance agreements. Dome revenues were $912,000 and $1,920,000 in the second quarter and first six months of fiscal 2004 compared to $952,000 and $1,643,000 in the comparable periods of fiscal 2003, a decrease of $40,000 (4%) for the quarter and an increase of $277,000 (17%) for the six-month period. The lower dome revenues for the quarter were attributable to lower revenue from special projects, which was mostly offset by higher revenue from domes for film theaters and simulation applications. For the six-month period, higher dome revenues from film and planetarium theaters as well as training simulators overcame the lower volume from special projects.

The backlog of unearned revenue as of July 31, 2003 was approximately $7,900,000, raised from the backlog of unearned revenue of $4,900,000 as of January 31, 2003 by approximately $7,200,000 of new contract orders booked from February through July 2003. The backlog of unearned revenue is the sum of the revenue remaining to be recognized under the percentage of completion method for all orders booked as of the date stated. In August 2003 approximately $1,000,000 of additional new contract orders were booked. Adding the August bookings to the backlog as of July 31, 2003 results in a total of $8,900,000 of booked orders available to be earned after the second quarter. Most of this amount is scheduled to be earned within one year; however, customer induced delays may push the revenue beyond the current schedule. The Company continues to demonstrate its new digital products at its site and at trade conferences in pursuit of many interested sales prospects. Dome prospects remain strong as requests for quotes continue at a high level. Optical planetarium activity remains steady with opportunities for competitive alliances that will take advantage of the strength of the Company's products when integrated with the products of others. The current backlog supplemented by the new orders and the strong sales prospects is expected to sustain revenues at profitable levels through fiscal 2004 and into fiscal 2005.

Gross margins were 22.7% and 26.7% in the second quarter and first six-months of fiscal 2004 compared to 30.3% and 29.9% in the comparable periods of fiscal 2003. Dome gross margins continued to be strong in comparison to digital and optical planetarium margins; however, gross margins decreased for all products for the periods compared due to a variety of reasons. Dome margins decreased slightly due mainly to the reduction in revenue from domes for special projects, which enjoyed high gross margins in fiscal 2003. Optical and digital planetarium gross margins decreased more significantly due to competitive pricing pressure and higher than expected costs to complete and install systems. Selling expenses remained relatively constant with slight increases of $6,000 (2%) in the second quarter and $7,000 (1%) in the first six months of fiscal 2004 compared to the comparable periods of fiscal 2003 as higher conference and product demonstration expenditures in the first six months of fiscal 2004 offset higher costs of engineering resources used for proposal preparation in the first six months of fiscal 2003. Research and development expenses decreased $80,000 (28%) and $88,000 (17%) in the second quarter and first six months of fiscal 2004 compared to the comparable periods of fiscal 2003. The decrease in research and development expenses was due to the higher use of engineering resources outside of research and development activity in the first six months of fiscal 2004 compared to the comparable period of fiscal 2003. General and administrative expenses decreased only $1,000 in the second quarter while increasing $18,000 (3%) in the first six months of fiscal 2004 compared to the comparable periods of fiscal 2003. The increase was due mostly to the cost of maintaining the information technology infrastructure.

Interest expense amounted to $26,000 and $55,000 in the second quarter and first six months of fiscal 2004 compared to $25,000 and $44,000 in the comparable periods of fiscal 2003. The increase in interest expense is attributable to higher use of the bank line of credit. The $26,000 and $55,000 reported in the first quarter and first six months of fiscal 2004 consisted of $13,000 and $29,000 paid on bank debt agreements plus $13,000 and $26,000 paid on capital lease obligations. The $25,000 and $44,000 reported in the first quarter and first six months of fiscal 2003 consisted of $11,000 and $18,000 paid on bank debt agreements plus $14,000 and $26,000 paid on capital lease obligations. There was no income tax expense reported in the periods presented, as the results of operations produced no taxable income. Federal and state net operating loss carryforwards are also available to offset taxable income. As a result of the above, the Company reported a net loss of $160,000 and $136,000 in the second quarter and first six months of fiscal 2004 compared to a net loss of $196,000 and $278,000 for the comparable periods of fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $691,000 in the first six months of fiscal 2004, compared to $514,000 used by operating activities in the first six months of fiscal 2003. The $691,000 provided in fiscal 2004 was produced by $507,000 of cash provided by changes in operating assets and liabilities and $184,000 in cash provided by the $136,000 net loss after considering the effects of $320,000 of non-cash charges. The $514,000 of net cash used by operating activities in the first six months of fiscal 2003 was produced by $528,000 used by changes in operating assets and liabilities which offset $14,000 in cash provided by the $278,000 net loss after considering the effects of $292,000 in non cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts. The Company expects changes in operating assets from period to period to remain both material and variable.

The $691,000 of cash provided by operations in the first six months of fiscal 2004 was mostly consumed by $229,000 of investing activities and $255,000 of financing activities. The $514,000 of net cash used by operating activities plus an additional $174,000 used by investing activities offset $365,000 provided by financing activities in the first six months of fiscal 2003. The net result was a $207,000 increase in cash balances during the first six months of fiscal 2004 compared to a decrease of $323,000 during the first six months of fiscal 2003.

Financing activities in the first six months of fiscal 2004 consisted of payments of $130,000 on capital leases and $125,000 of net payments on the bank revolving credit note. Financing activities in the first six months of fiscal 2003 consisted of net proceeds of $625,000 on the revolving credit note, less payments of $166,000 on capital leases and the final scheduled principal payments on the bank term note of $94,000. Non cash financing transactions in the first six months of fiscal 2003 consisted of $226,000 of machinery and equipment acquired through capital leases.

Investing activities in the first six months of fiscal 2004 consisted of $144,000 of machinery and equipment additions and the development of computer software amounting to $85,000. Investing activities in the first six months of fiscal 2003 consisted of $93,000 of machinery and equipment additions and the development of computer software amounting to $81,000.

The balance on the Company's revolving credit note was $1,750,000 at July 31, 2003 compared to $1,875,000 at January 31, 2003. This resulted in unused borrowing capacity at July 31, 2003 of $250,000 compared to $125,000 at January 31, 2003. Cash balances of $283,000 provided additional liquidity at July 31, 2003 compared to $76,000 at January 31, 2003. The next source of liquidity, accounts receivable, decreased slightly to $2,255,000 at July 31, 2003 compared to $2,350,000 at January 31, 2003. This resulted in a $237,000 increase in liquidity available from cash, borrowing capacity and accounts receivable at July 31, 2003 compared to January 31, 2003. Subsequent to July 31, 2002, near term liquidity pressure was relieved by strong collections of accounts receivable and advances on new customer projects reducing the balance on the revolving credit note to $1,150,000 at August 31, 2003. Progress payments on customer contracts continued to provide liquidity in the first six months of fiscal 2003, as overall billings kept pace with revenue. The funded position of customer contracts changed little as the aggregate excess of billings over recorded revenue at July 31, 2003 amounted to $98,000, compared to a $135,000 excess at January 31, 2003. Progress payments on customer contracts are expected to continue to adequately fund the demands on liquidity in fiscal 2004. The timing of bookings and payments on customer contracts will remain important to long term liquidity.

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

Revenues from sales of domes, planetarium and digital systems are recognized in accordance with the percentage of completion method. Under the percentage of completion method, revenue is computed by measuring the percentage of cost incurred to the estimated total cost for each customer contract. As such, the amount of revenue and earnings recognized is affected by the estimate of the cost to complete each customer contract. Contract billing terms do not necessarily mirror the revenue recognized. Often, the timing of billings is significantly different than the timing of the revenue recorded. Revenues recognized but not yet billed are recorded with inventory as Cost and Estimated Earnings in Excess of Billings. Conversely, billings in advance of revenue recognized are recorded with current liabilities as Billings in Excess of Cost and Estimated Earnings.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. It should be noted that the design of any system of controls is based in part upon certain assumptions, and there can be no assurance that any design will succeed in achieving its stated goals.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits:

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

   The Registrant did not file any reports on Form 8-K during the three months ended July 31, 2003.

                                   SIGNATURES

   In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRANSNATIONAL INDUSTRIES, INC.


                                              /s/   Paul L. Dailey
                                              -------------------------------
                                              Paul L. Dailey
                                              Executive Vice President,
                                               and Chief Financial Officer
                                              (Principal Financial Officer)
Date:  September 14, 2003                     (Chief Accounting Officer)