Form 10QSB
period 2003-10-31
TRANSNATIONAL INDUSTRIES INC
filed 2003-12-15
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

         (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended October 31, 2003

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

                         Common stock, $0.20 par value
                Outstanding at November 30, 2003: 456,760 shares

Transitional Small Business Disclosure Format (check one):
YES |_| NO |X|

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE

Part I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated balance sheets --
           October 31, 2003, and  January 31, 2003.                          3-4

           Consolidated statements of operations -- Three
           months  ended October 31, 2003 and 2002; nine months
           ended October 31, 2003 and 2002.                                    5

           Consolidated statements of cash flows --
           Nine months ended October 31, 2003 and 2002                         6

           Notes to consolidated financial statements --
           October 31, 2003.                                                 7-8

   Item 2. Management's Discussion and Analysis or Plan of Operation        9-13

   Item 3. Controls and Procedures                                            13

Part II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   14

SIGNATURES                                                                    14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                                October 31,      January 31,
                                                                    2003            2003
                                                                ----------------------------
Assets                                                          (Unaudited)        (Audited)
Current Assets:
  Cash                                                           $     157         $      76
  Accounts receivable                                                1,667             2,350
  Inventories                                                        2,865             2,227
  Deferred taxes                                                       368               368
  Other current assets                                                 196               202
                                                                 ---------------------------

Total current assets                                                 5,253             5,223

Machinery and equipment:
  Machinery and equipment                                        $   4,497         $   4,277
  Less accumulated depreciation                                      3,330             3,009
                                                                 ---------------------------

Net machinery and equipment                                          1,167             1,268

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                                    60                60
  Computer software, less amortization                                 448               483
  Goodwill                                                           1,622             1,622
                                                                 ---------------------------

Total other assets                                                   2,130             2,165
                                                                 ---------------------------

Total assets                                                     $   8,550         $   8,656
                                                                 ===========================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                          October 31,     January 31,
                                                             2003            2003
                                                          ---------------------------
Liabilities and stockholders' equity                      (Unaudited)       (Audited)
Current liabilities:
  Accounts payable                                        $     794         $     616
  Deferred maintenance revenue                                  634               599
  Accrued expenses                                              279               245
  Billings in excess of cost and estimated earnings           1,282               823
  Current portion of long-term debt                             276               257
                                                          ---------------------------

Total current liabilities                                     3,265             2,540

Long-term debt, less current portion                          1,351             2,236

Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000 shares;
    issued and outstanding 318 shares
    (liquidating value $193,185)                                 73                73
 Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 456,760
    (excluding 45,710 shares held in treasury)                  100               100
 Additional paid-in capital                                   8,521             8,521
 Accumulated deficit                                         (4,623)           (4,677)
                                                          ---------------------------
                                                              4,071             4,017
Less: Treasury stock                                           (137)             (137)
                                                          ---------------------------
Total stockholders' equity                                    3,934             3,880
                                                          ---------------------------

Total liabilities and stockholders' equity                $   8,550         $   8,656
                                                          ===========================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                     Consolidated Statements of Operations

                                  (Unaudited)
                     (In thousands, except per share data)

                                                Three Months Ended         Nine Months Ended
                                                   October 31                  October 31
                                               --------------------       --------------------
                                                2003          2002         2003          2002
                                               --------------------       --------------------
Revenues                                       $ 2,834      $ 2,019       $ 7,966      $ 6,300
Cost of Sales                                    1,891        1,457         5,654        4,459
                                               --------------------       --------------------
Gross Margin                                       943          562         2,312        1,841

Selling expenses                                   222          231           698          700
Research and development                           247          202           675          718
General and administrative expenses                255          272           801          800
                                               --------------------       --------------------
                                                   724          705         2,174        2,218
                                               --------------------       --------------------
Operating income (loss)                            219         (143)          138         (377)

Interest expense                                    24           31            79           75
                                               --------------------       --------------------
Income (loss) before income tax                    195         (174)           59         (452)

Provision for income taxes                           5           --             5           --
                                               --------------------       --------------------
Net income (loss)                                  190         (174)           54         (452)

Preferred dividend requirement                       2            2             6            6
                                               --------------------       --------------------
Income (loss) applicable to common shares      $   188      $  (176)      $    48      $  (458)
                                               ====================       ====================

Basic income (loss) per common share           $   .41      $  (.39)      $   .11      $ (1.00)
                                               ====================       ====================
Diluted income (loss) per common share         $   .40      $  (.39)      $   .10      $ (1.00)
                                               ====================       ====================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.
                             Consolidated Statements
                                  of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                         Nine Months ended
                                                                            October 31,
                                                                      -------------------------
                                                                           2003            2002
                                                                      -------------------------
Operating activities
Net income (loss)                                                     $      54       $    (452)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                           439             393
    Provision for obsolescence                                               30              30
        Changes in operating assets and liabilities, net:                                    --
        Accounts receivable                                                 683             204
        Inventories                                                         (89)            (66)
        Other current assets                                                  7             (22)
        Billings net of cost and estimated earnings on contracts           (120)           (672)
        Accounts payable                                                    178              39
        Accrued expenses                                                     69               1
                                                                      -------------------------
Net cash provided by (used in) operating activities                       1,251            (545)
                                                                      -------------------------

Investing activities
Capital expenditures                                                       (305)           (216)
                                                                      -------------------------
Net cash used in investing activities                                      (305)           (216)
                                                                      -------------------------

Financing activities
Proceeds from revolving line of credit                                    1,825           2,775
Payments on revolving line of credit                                     (2,500)         (1,875)
Payments on capital leases                                                 (191)           (235)
Scheduled payments on long term debt                                         --             (94)
                                                                      -------------------------
Net cash provided by (used in) financing activities                        (866)            571
                                                                      -------------------------

Increase (decrease) in cash                                                  80            (190)
Cash at beginning of period                                                  76             556
                                                                      -------------------------
Cash at end of period                                                 $     156       $     366
                                                                      =========================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 2003

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended October 31, 2003, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2003, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2003.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                    Three Months Ended               Nine Months Ended
                                                                        October 31                      October 31
                                                                 -------------------------       -------------------------
                                                                    2003            2002            2003           2002
                                                                 -------------------------       -------------------------
Numerator (same for basic and diluted):
Net income (loss)                                                $     190       $    (174)      $      54       $    (452)
Preferred dividend requirement                                           2               2               6               6
                                                                 -------------------------       -------------------------
Net income (loss) available to common  stockholders              $     188       $    (176)      $      48       $    (458)
                                                                 =========================       =========================

Denominator:
Weighted average shares outstanding for basic earnings per
share                                                              456,760         456,760         456,760         456,760
Dilutive effect of employee stock options                            9,777          15,769           8,660          27,771
                                                                 -------------------------       -------------------------
Weighted average shares outstanding and assumed conversions
for diluted earnings per share                                     466,537         472,529         465,420         484,531
                                                                 =========================       =========================

Basic income (loss) per share                                    $     .41       $    (.39)      $     .11       $   (1.00)
                                                                 =========================       =========================
Diluted income (loss) per share                                  $     .40       $    (.39)      $     .10       $   (1.00)
                                                                 =========================       =========================

Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred B shares amounted to 1,871 shares in each of three-month periods ended October 31, 2003 and 2002.

Note C - SUBSEQUENT EVENT

The Company currently leases its office and production facilities, a 46,525 square foot building on a 16.7-acre lot ("the Property"), under an operating lease. The terms of the lease agreement include a first right to purchase the leased premises on the same terms as any written offer made during the lease term by giving written notice to the lessor within thirty days of receipt of lessor's notice of an offer. On October 21, 2003 the lessor notified the Company of a written offer it had received for the purchase of the Property ("the Offer"). On November 20, 2003, the Company delivered written notice of its intention to exercise its right of first purchase and, accordingly, executed an Agreement of Sale ("the Agreement"), whereby it agreed to purchase the Property under the same terms as the Offer. The terms of the Agreement required the Company to make a $100,000 deposit and to purchase the Property for $3,200,000 within ten days after a thirty day due diligence period. The Company is in the process of securing financing for the transaction from its Bank and expects settlement to occur within the terms set forth in the Agreement during January 2004. Financing is expected to include a real estate mortgage loan and an increase of the borrowing limit of the Company's current Revolving Credit Agreement. The annual debt service for the purchase of the Property is estimated to be at or below the cash obligations set forth in the current operating lease.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues in the third quarter and first nine months of the fiscal year ending January 31, 2004 ("fiscal 2004") were $2,834,000 and $7,966,000 compared to
$2,019,000 and $6,300,000 in the comparable periods of the fiscal year ended January 31, 2003 ("fiscal 2003"), an increase of $815,000 (40%) and $1,666 (26%)
for the quarter and nine-month period, respectively. The increase for the quarter was attributable to higher revenue from domes and digital planetarium products, which also contributed to the increase for the nine-month period along with higher revenue from optical planetarium products. Digital planetarium revenue amounted to $372,000 and $1,826,000 in the third quarter and first nine months of fiscal 2004, compared to $201,000 and $1,494,000 in the comparable periods of fiscal 2003, resulting in increases of $171,000 (85%) and $332,000 (22%) for the third quarter and first nine months, respectively. The increase in digital planetarium revenue in fiscal 2004 was attributable to the successful installation of a system and work completed in the production phase of a system scheduled for installation late in fiscal 2004. This compared to lower revenue volume from two systems in production in the first nine months of fiscal 2003. Optical planetarium revenues were $585,000 and $2,343,000 in the third quarter and first nine months of fiscal 2004 compared to $601,000 and $1,946,000 in the comparable periods of fiscal 2003, a decrease of $16,000 (3%) for the quarter and an increase of $397,000 (20%) for the nine-month period. The increase in optical planetarium revenues was attributable to higher volume in the first half of fiscal 2004 from the sale of systems for the educational market. Optical planetarium revenues include sales of maintenance and parts amounting to $302,000 and $882,000 in the third quarter and first nine months of fiscal 2004 compared to $348,000 and $909,000 in the comparable periods of fiscal 2003, resulting in decreases of $46,000 (13%) and $27,000 (3%) for the third quarter and first nine months, respectively. The decrease in maintenance and parts revenues was due mainly to the timing of performance on preventive maintenance agreements. Dome revenues were $1,877,000 and $3,797,000 in the third quarter and first nine months of fiscal 2004 compared to $1,217,000 and $2,860,000 in the comparable periods of fiscal 2003, resulting in increases of $660,000 (54%) and $937,000 (33%) for the third quarter and first nine months, respectively. The higher dome revenues were attributable to the higher volume of work on domes sold for all of the various markets served.

The backlog of unearned revenue as of October 31, 2003 was approximately $7,200,000, raised from the backlog of unearned revenue of $4,900,000 as of January 31, 2003. Approximately $9,900,000 of new contract orders were booked from February through October of 2003. The backlog of unearned revenue is the sum of the revenue remaining to be recognized under the percentage of completion method for all orders booked as of the date stated. Most of this amount is scheduled to be earned within one year; however, customer induced delays may push the revenue beyond the current schedule. The Company continues to demonstrate its new digital products at its site and at trade conferences in pursuit of many interested sales prospects. Dome prospects remain strong as requests for quotes continue at a high level. Optical planetarium activity remains steady with opportunities for competitive alliances that will take advantage of the strength of the Company's products when integrated with the products of others. The current backlog supplemented by the new orders and the strong sales prospects is expected to sustain revenues at profitable levels through fiscal 2004 and into fiscal 2005.

Gross margins were 33.3% and 29.0% in the third quarter and first nine-months of fiscal 2004 compared to 27.8% and 29.2% in the comparable periods of fiscal 2003. Dome gross margins continued to be strong in comparison to digital and optical planetarium margins, especially in the third quarter of fiscal 2004 which benefited from successful completion of several foreign dome installation at cost below previous estimates. However, strong gross margins for domes in the third quarter were not enough to offset weaker margins on optical and digital planetarium projects during the nine-month period. Optical and digital planetarium gross margins decreased due to competitive pricing pressure and higher than expected costs to complete and install systems. Selling expenses decreased slightly by $9,000 (4%) in the third quarter and $2,000 (less than 1%) in the first nine months of fiscal 2004 compared to the comparable periods of fiscal 2003. The decrease in selling expenses resulted from higher conference and travel expenditures in fiscal 2003 due to a biannual international planetarium conference. Research and development expenses increased $45,000 (22%) in the third quarter and decreased $43,000 (6%) in the first nine months of fiscal 2004 compared to the comparable periods of fiscal 2003. The fluctuation in research and development expenses was due to the demands for use of engineering resources outside of research and development activity. General and administrative expenses decreased $17,000 (6%) in the third quarter while increasing $1,000 (less than 1%) in the first nine months of fiscal 2004 compared to the comparable periods of fiscal 2003. The changes in general and administrative expenses were due mostly to fluctuating professional service activity.

Interest expense amounted to $24,000 and $79,000 in the third quarter and first nine months of fiscal 2004 compared to $31,000 and $75,000 in the comparable periods of fiscal 2003. The changes in interest expense are mainly attributable to the use of the bank line of credit. The $24,000 and $79,000 reported in the first quarter and first nine months of fiscal 2004 consisted of $13,000 and $42,000 paid on bank debt agreements plus $11,000 and $37,000 paid on capital lease obligations. The $31,000 and $75,000 reported in the first quarter and first nine months of fiscal 2003 consisted of $19,000 and $36,000 paid on bank debt agreements plus $12,000 and $39,000 paid on capital lease obligations. Income tax expense reported in fiscal 2004 consisted of state income taxes for taxable income that will not be offset by net operating loss carryforwards. There was no income tax expense in fiscal 2003, as the results of operations produced no taxable income. Federal and state net operating loss carryforwards are also available to offset taxable income. As a result of the above, the Company reported a net income of $190,000 and $54,000 in the third quarter and first nine months of fiscal 2004 compared to a net loss of $174,000 and $452,000 for the comparable periods of fiscal 2003.

Liquidity and Capital Resources

Net cash provided by operating activities was $1,251,000 in the first nine months of fiscal 2004, compared to $545,000 used by operating activities in the first nine months of fiscal 2003. The $1,251,000 provided in fiscal 2004 was produced by $728,000 of cash provided by changes in operating assets and liabilities and $523,000 in cash provided by the $54,000 of net income after considering the effects of $469,000 of non-cash charges. The $545,000 of net cash used by operating activities in the first nine months of fiscal 2003 was produced from $516,000 used by changes in operating assets and $29,000 in cash absorbed by the $452,000 net loss after considering the effects of $423,000 in non cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts.

The Company expects changes in operating assets from period to period to remain both material and variable.

The $1,251,000 of cash provided by operations in the first nine months of fiscal 2004 was mostly consumed by $305,000 of investing activities and $866,000 of financing activities. The $545,000 of net cash used by operating activities plus an additional $216,000 used by investing activities offset $571,000 provided by financing activities in the first nine months of fiscal 2003. The net result was an $80,000 increase in cash balances during the first nine months of fiscal 2004 compared to a decrease of $190,000 during the first nine months of fiscal 2003.

Financing activities in the first nine months of fiscal 2004 consisted of payments of $191,000 on capital leases and $675,000 of net payments on the bank revolving credit note. Financing activities in the first nine months of fiscal 2003 consisted of net proceeds of $900,000 on the revolving credit note, less payments of $235,000 on capital leases and the final scheduled principal payments on the bank term note of $94,000. Non cash financing transactions in the first nine months of fiscal 2003 consisted of $226,000 of machinery and equipment acquired through capital leases.

Investing activities in the first nine months of fiscal 2004 consisted of $220,000 of machinery and equipment additions and the development of computer software amounting to $85,000. Investing activities in the first nine months of fiscal 2003 consisted of $129,000 of machinery and equipment additions and the development of computer software amounting to $87,000.

The balance on the Company's revolving credit note was $1,200,000 at October 31, 2003 compared to $1,875,000 at January 31, 2003. This resulted in unused borrowing capacity at October 31, 2003 of $675,000 compared to $125,000 at January 31, 2003. Cash balances of $157,000 provided additional liquidity at October 31, 2003 compared to $76,000 at January 31, 2003. The next source of liquidity, accounts receivable, decreased to $1,667,000 at October 31, 2003 compared to $2,350,000 at January 31, 2003. This resulted in a $52,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at October 31, 2003 compared to January 31, 2003. Progress payments on customer contracts continued to provide liquidity in the first nine months of fiscal 2004, as overall billings kept pace with revenue. The funded position of customer contracts changed little as the aggregate excess of billings over recorded revenue at October 31, 2003 amounted to $15,000, compared to a $135,000 excess at January 31, 2003. Progress payments on customer contracts are expected to continue to adequately fund the demands on liquidity for the foreseeable future. The timing of bookings and payments on customer contracts will remain important to long term liquidity.

The Company's debt agreements, combined with current assets and cash flow from operations, assuming reasonably consistent revenue levels, should provide the Company with adequate liquidity for the foreseeable future. However, new growth opportunities for the Company's business may require funding beyond the capabilities of the Company's current capital structure.

Purchase of Facility and new Debt Agreements

Under an Agreement of Sale dated November 20, 2003 the Company has committed to purchase, for $3,200,000, the facility it currently occupies under an operating lease. The Company is in the process of securing financing for the transaction from the bank at which the Company maintains its credit facility and expects settlement to occur in the fourth quarter of fiscal 2004. Financing is expected to include a real estate mortgage loan and an increase of the borrowing limit of the Company's current Revolving Credit Agreement. The annual debt service for the purchase of the property is estimated to be at or below the cash obligations set forth in the current operating lease.

Critical Accounting Policies and Estimates

The financial statements and related disclosures, which are prepared to conform with accounting principles generally accepted for interim financial statements in the United States of America, require estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and accounts receivable and expenses during the period reported. Also required is the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results in future periods could differ from those estimates. Estimates and assumptions are reviewed periodically, and the effects of revisions are reflected in the Consolidated Financial Statements in the period they are determined. The Company considers the following accounting policies significant to the financial statements and may involve a higher degree of judgment and complexity.

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

10.16 Amendment No. 1 dated September 15, 2003 to Second Renewal Line of Credit Note dated July 18, 2002, of Transnational Industries Inc. and Spitz Inc. to First Keystone Federal Savings Bank.

10.17 Agreement of Sale for purchase dated November 20, 2003 between Spitz Inc. and Brandy Partners

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the three months ended October 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TRANSNATIONAL INDUSTRIES, INC.


                                              /s/ Paul L. Dailey
                                              --------------------------------
                                              Paul L. Dailey
                                              Executive Vice President,
                                              and Chief Financial Officer
                                              (Principal Financial Officer)
Date: December 14, 2003                       (Chief Accounting Officer)