Form 10KSB
period 2004-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2004-04-30
CIK 796228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended January 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________________ to __________________

      Commission File Number 000 - 14835

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      The issuer's revenues for the fiscal year ended January 31, 2004, were $11,187,029.

      The aggregate market value of the common stock held by non-affiliates of registrant as of

March 31, 2004 was approximately $1,023,000 based on the average of bid and asked price of these shares. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

      As of March 31, 2004, 456,760 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

      The issuer's definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after January 31, 2004, is incorporated by reference into Part III of this Form 10-KSB.

      Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General Development of Business

Transnational Industries, Inc. (the "Company"), is a holding company. The Company specializes through its subsidiary, Spitz, Inc. ("Spitz"), in the design, manufacture and integration of computer-controlled immersive visualization systems and domed projection screens. Spitz, under a predecessor corporation, was founded in 1946.

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

ElectricSky(R) is a digital projection system configured for dome theaters in the planetarium market and other special applications. As of January 31, 2004, twelve ElectricSky(R) systems were installed and operating, and one more system is expected to be installed later in calendar year 2004. The ElectricSky(R) systems are being sold and marketed to both tourist attractions and science museums. In 2002, Spitz introduced SciDome, a digital planetarium system for smaller educational theaters. SciDome combines digital projection components with Spitz proprietary software and other digital content provided by a third party. The first SciDome system order was received in December 2003 and is scheduled for installation in 2004. Spitz also produces digital content for digital planetarium systems. Digital planetarium products are often combined with mechanical optical planetarium products using Spitz proprietary software and integration services.

The ImmersaVision(R) Theater, formally known as ElectricHorizon(R), is a digital system configured to create an immersive multimedia experience using a wide curved projection screen. The ImmersaVision(R) Theater takes advantage of advanced digital projector technologies using a proprietary lens to immerse an audience in a video production displayed on a partial domed screen. Spitz has not yet sold an ImmersaVision(R) system. There are several sales prospects for ImmersaVision(R) and efforts continue to target various visitor attractions. Spitz is participating in a joint venture that plans to create an ImmersaVision(R) theater for a tourist attraction. Difficulties in locating and funding the development of an appropriate site for the theater has further delayed progress on the project, however, efforts continue to follow through as planned.

--Mechanical Optical Planetarium Systems

Spitz is a leading producer of mechanical optical planetarium systems. Spitz designs, manufactures, installs, repairs, and maintains (under renewable annual contracts) planetarium projector systems. Mechanical optical systems often include computer control, integrated sound and lighting systems, and peripheral special effects such as video projection. Sometimes mechanical optical products are combined with digital planetarium products. Systems are designed to meet individual customer preferences through the selection of standardized basic systems and various add on options. Spitz is capable of providing all of the interior furnishings and equipment for a planetarium theater as well as complete planetarium show productions. Additionally, Spitz's experience enables it to advise on the theater design and architectural integration of the planetarium equipment. The Company believes that these skills and capabilities are important to buyers of planetarium systems. The principal customers for the Company's planetarium business are entities in the entertainment and educational markets such as museums and schools.

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

Intellectual Property and Proprietary Rights

Spitz relies principally on a combination of contracts, trade secrets and trademarks to protect its proprietary interests in its production processes and its business. Spitz currently holds the trademarks ImmersaVision(R) and ElectricSky(R), which have been registered with the United

States Patent and Trademark Office. Spitz has applied for patents for certain new products and is licensing certain proprietary software from other parties. As new products are developed, Spitz will continue to evaluate the feasibility of patents and license agreements to protect its new inventions.

Principal Customers

During fiscal 2004, revenues of $3,837,433 (34% of total revenues) were derived from sales to the five largest customers. One customer accounted for 20% of total revenues. A second customer accounted for 11% of total revenue. Users of Spitz's products generally have not had the need for recurring purchases except for maintenance and parts. Accordingly, Spitz relies on sales of new projects or replacement of, or enhancement to, existing systems. Spitz domed projection screens are sometimes sold to the suppliers of large format film projectors for inclusion with systems sold to their customers, as opposed to Spitz selling directly to the end user. While this creates a competitive strength for Spitz because of its strong support capabilities and preference among the system suppliers, it will also result in reliance on sales to a few system suppliers.

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

Research and Development

Spitz conducts research and development and the costs of such activities were approximately $898,000 in fiscal year 2004 and approximately $932,000 in fiscal year 2003.

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

Employees

At January 31, 2004, the Company and Spitz had 65 employees, of whom 59 were employed full time.

ITEM 2. DESCRIPTION OF PROPERTY

All of Company's administrative offices and production facilities are located in an approximately 47,000 square-foot building on approximately 15.2 acres in Chadds Ford, Pennsylvania, which was purchased by Spitz in January 2004 from an unrelated third party for a purchase price of $3,200,000, all of which was financed through a mortgage granted to First Keystone Bank. The mortgage requires monthly payments of $22,647 (subject to adjustment upon an adjustment of the interest rate) and accrues interest at the rate of 5.75% per annum, subject to adjustment effective January 14, 2006 (and on the same day every thirty-sixth month thereafter) to the greater of 5.75% or 3% over the three year constant maturity treasury rate. The outstanding principal balance of the mortgage and accrued interest thereon become due and payable on January 13, 2024. Prior to purchasing the property, Spitz and its predecessor corporations occupied the property under various lease agreements since its construction in 1962. The building is in good operating condition.

ITEM 3. LEGAL PROCEEDINGS

There was no material litigation pending at the date of this filing.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders during the three months ended January 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

The principal market on which the Company's common stock is traded is the over the counter market. Various market dealers make the market for the Company's stock and trades are made through the OTC Bulletin Board. The table below presents the high and low bid over-the-counter market quotations by quarter for fiscal years 2004 and 2003. The quotations, obtained from OTC Bulletin Board statistics, reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

                          Fiscal Year 2004         Fiscal Year 2003
                         -------------------------------------------
                          High         Low         High         Low
                         -------------------------------------------
      First Quarter      $ 3.50      $ 2.75       $ 4.40      $ 4.30
      Second Quarter       3.75        3.10         4.50        4.00
      Third Quarter        4.75        3.00         3.00        3.00
      Fourth Quarter       5.05        4.75         3.00        2.00

Holders

At March 31, 2004, there were approximately 60 holders of record of common stock.

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

Preferred Stock

The holders of the Preferred B are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2004, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred B amounted to $115,871. The Preferred B shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $364 per share. The 318 shares of Preferred B are convertible into 1,871 shares of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

The following table presents for the periods indicated (i) the percentage which certain items in the consolidated financial statements of the Company bear to revenues and (ii) the percentage change in the dollar amount of such items from year to year in the two-year period ended January 31, 2004.

                                                                      Percentage
                                          Percentage of Revenues        Change
                                          Year ended January 31,         2004
                                          ----------------------          vs.
                                           2004            2003          2003
                                          --------------------------------------

      Revenues                             100.0%         100.0%         39.6%
      Cost of sales                         72.3           70.3          43.5
      Gross margin                          27.7           29.7          30.6
      Selling expenses                       8.0           11.8          (5.6)
      Research and development               8.0           11.6          (3.6)
      General and administrative             9.9           13.3           3.6
      Operating income                       1.8           (7.1)            *
      Interest expense                       1.0            1.4            --
      Income (loss) before income taxes      0.8           (8.5)            *
      Income taxes - current                 0.1             --            --
      Net Income (loss)                      0.7           (8.5)            *

----------
*     Not meaningful

                                   ----------

Revenues in the fiscal year ended January 31, 2004 (fiscal 2004) were $11,187,000 compared to $8,011,000 in the fiscal year ended January 31, 2003 (fiscal 2003), an increase of $3,176,000 (40%). The increase was due to higher revenue from all of the Company's products as a result of work performed on the large volume of customer contracts booked in the first half of fiscal 2004.

Digital products revenue for fiscal 2004 was $2,745,000 compared to $1,756,000 for fiscal 2003, an increase of $989,000. The increase in digital revenues was attributable to work performed on a large ElectricSky(R) system ordered in February 2003 and delivered to a science museum in Mexico in December 2003. This compares to the completion of three systems in fiscal 2003 for which much of the revenue was recognized prior to fiscal 2003. All of the ElectricSky(R) systems delivered to date included a planetarium dome and all but two included an optical planetarium system provided by the Company. There are currently no ElectricSky(R) systems on the customer backlog; however, the Company has been advised of one pending order of a system for delivery in fiscal 2005 and expects at least one more order in the first half of fiscal 2005. In December 2003 the Company received its first order for a SciDome system which is scheduled for delivery in fiscal 2005. SciDome is a digital planetarium system for smaller educational theaters that combines digital projection components with Spitz proprietary software and other digital content provided by a third party. SciDome is targeted for new educational planetarium theaters as well as a replacement or supplement for the large number of installed Spitz mechanical optical systems.

Dome revenues were $4,772,000 in fiscal 2004 compared to $3,596,000 in fiscal 2003, an increase of $1,176,000. The increase in dome revenues was attributable to work on domes sold for all of the various markets served.

Mechanical-optical planetarium revenues were $3,670,000 in fiscal 2004 compared to $2,659,000 in fiscal 2003, an increase of $1,011,000. Planetarium revenues from new and refurbished optical systems were $2,143,000 in fiscal 2004 compared to $1,402,000 in fiscal 2003, an increase of $741,000. The increase in mechanical-optical planetarium revenues from system sales was attributable to more activity in the educational market throughout the year. Included in mechanical-optical planetarium revenue in fiscal 2004 is $336,000 of revenue from the sale of another company's system, which was packaged with a Spitz dome, computer controls and other peripherals at the request of the customer. Mechanical-optical planetarium revenues also include amounts attributable to the sale of maintenance and parts of $1,191,000 in fiscal 2004 compared to $1,257,000 in fiscal 2003, a decrease of $66,000. Lower maintenance revenues from the timing of performance on preventive maintenance agreements was partially offset by increases in sales of spare parts and service to customers without preventive maintenance agreements.

Future revenue will be influenced by several factors. Except for maintenance sales and occasional upgrades, the Company's revenues do not come from repetitive sales to an existing customer base. Most revenues come from the sale of theater systems, both as replacements for existing systems and new installations, or from a new construction project. The Company's products are sometimes sold alone as components of an attraction or together as a complete system. This capability leads to growth opportunities by providing each of the Company's products with efficient direct access to a wide breadth of markets that might otherwise be difficult to reach. The digital products generate more sales opportunities for domes and optical planetarium systems since systems are often sold with a dome and optical planetarium system. It is expected that some future customers will prefer solely the digital projection for their planetarium while others may still prefer to integrate digital projection with a mechanical-optical planetarium system. Also some customers may prefer certain components of competitors systems to be used with components of the Company's products and the Company's integration services. As a result, the Company expects future customer contracts for integration services, peripheral equipment, and domes to be combined with other companies' digital and mechanical-optical system components. In addition, the digital products and their use in planetarium theaters could create new opportunities beyond the Company's traditional markets. Dome sales can lead to unique opportunities to present the Company's projection system products as a solution among the various equipment configurations that a customer may be considering. Research and development efforts are planned to continue with the goal of promoting the creation of software content and new applications for digital products that will enhance existing products and provide entry into new entertainment and other commercial markets. While this strategy is expected to achieve long-term revenue growth, uncertainty in the timing and delivery for new customer projects will cause revenue levels to fluctuate. This was evident in fiscal 2003 when sales bookings dropped. The drop in sales bookings was due more to customer delays than to competition.

The backlog of unearned revenue as of January 31, 2004 was approximately $5,900,000, most of which is scheduled for realization in fiscal 2005. Adding to the backlog and scheduled for delivery in fiscal 2005 is approximately $2,500,000 of new orders booked in February and March 2004. In addition, the Company has been preliminarily notified of orders totaling approximately $2,000,000, which it expects to book in May 2004. There are many additional sales prospects for all of the Company's products. Many prospects are evaluating the various planetarium products offered by the Company and its competitors and some are considering combining certain components from each supplier. In response to this demand, the Company is directing its efforts toward system design and integration capabilities for using the various suppliers' products together. Also, the Company has been conducting demonstrations of its ImmersaVision(R) Theater at its plant. The ImmersaVision(R) Theater displays digital cinema on a curved screen using a high performance digital projector and a customized lens combined with surround sound. The ImmersaVision(R) Theater creates an immersive visual and audio experience, which is being targeted as an entertainment attraction for various visitor centers. The current backlog supplemented by the new orders and sales prospects is expected to maintain revenue at profitable levels through fiscal 2005.

Gross margins decreased to 27.7% in fiscal 2004 compared to 29.7% in fiscal 2003. Dome gross margins continued to be strong while planetarium margins continued to lag. The decrease in the gross margin in fiscal 2004 was attributable mainly to poorer margins on mechanical optical products. The poorer mechanical-optical margins in fiscal 2004 resulted from pricing pressures on new systems and some unexpected difficulties on some mechanical-optical refurbishments in fiscal 2004 as compared to fiscal 2003. Selling expenses decreased $53,000 (6%) in fiscal 2004 due to the absence of a large biannual trade conference attended in fiscal 2003 and the reduced use of engineering staff for sales proposals. Research and development expenses decreased

$34,000 (3%) in fiscal 2004 as higher customer contract demands in fiscal 2004 reduced the use of technical resources for product development. Research and development expenses are expected to remain level in fiscal 2004 as technical resources are balanced between customer projects and product development. General and administrative expenses increased $38,000 (4%) in fiscal 2004 primarily due to legal expenses related to intellectual property matters and corporate governance.

Net interest expense amounted to $110,000 in both fiscal 2004 and fiscal 2003. The $110,000 reported in fiscal 2004 consisted of $9,000 paid on a new mortgage note, $53,000 paid on a bank revolving credit note plus $48,000 paid on capital lease obligations. The $110,000 reported in fiscal 2003 consisted of $2,000 paid on a bank term note, $53,000 paid on a bank revolving credit note plus $55,000 paid on capital lease obligations.

Income tax expense in fiscal 2004 consisted of estimated state income taxes. There was no income tax expense in fiscal 2003 as the Company generated no taxable income. At January 31, 2004 it was determined that the outlook for the future utilization of the net operating loss carryforwards resulted in no change to the $368,000 deferred tax asset. Therefore there was no deferred tax expense or benefit recorded for fiscal 2004. Net operating losses are expected to continue to offset federal taxable income for the foreseeable future resulting in no payment of federal income taxes. However, deferred tax expense is expected in future years as the net operating loss carryforwards are extinguished and the deferred tax asset is reduced. The Company expects to incur state income taxes in future years.

As a result of the above, the Company reported net income of $83,000 in fiscal 2004 compared to a net loss of $681,000 in fiscal 2003.

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

Operating activities provided net cash of $1,372,000 in fiscal 2004, compared to $998,000 of net cash used by operating activities in fiscal 2003. The $1,372,000 of net cash provided in fiscal 2004 was produced by $650,000 of cash provided by changes in operating assets and liabilities and $722,000 in cash provided by the $83,000 of net income after considering the effects of $639,000 of non-cash charges. The $998,000 of net cash used by operating activities in fiscal

2003 resulted from $892,000 used by changes in operating assets and $106,000 in cash absorbed by the $681,000 net loss after considering the effects of $575,000 in non cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts, and the Company expects changes in operating assets from year to year to remain both material and variable.

The $1,372,000 of cash provided by operations in fiscal 2004 was mostly consumed by $406,000 of investing activities and $907,000 of financing activities. The $998,000 of net cash used by operating activities in fiscal 2003 plus an additional $332,000 used by investing activities in fiscal 2003 was partially offset by $850,000 provided by financing activities. The net result was a $59,000 increase in cash balances during fiscal 2004 compared to a decrease of $480,000 during fiscal 2003.

Financing activities in fiscal 2004 consisted of payments of $257,000 on capital leases and $650,000 of net payments on the bank revolving credit note. Non cash financing transactions in fiscal 2004 consist of land and building acquired with proceeds of a $3,200,000 mortgage note. Financing activities in fiscal 2003 consisted of net proceeds of $1,275,000 from the revolving credit note, less payments of $331,000 on capital leases and the final scheduled principal payments of $94,000 on the bank term note. Non cash financing transactions in fiscal 2003 consisted of $426,000 of machinery and equipment acquired through capital leases.

Total debt at January 31, 2004 was $4,786,000, an increase of $2,293,000 from $2,493,000 at January 31, 2003. The increase resulted from net proceeds of $3,200,000 from the mortgage note reduced by $650,000 of net payments on the bank revolving credit note and $257,000 of payments applied to capital lease obligations.

Investing activities in fiscal 2004 consisted of capital expenditures of $235,000 for machinery and equipment, $76,000 toward the purchase of the Company's plant and the development of computer software amounting to $95,000. In addition, in fiscal 2004, the Company used the proceeds of a new $3,200,000 mortgage note to acquire the land and building comprising its plant. Investing activities in fiscal 2003 consisted of capital expenditures of $120,000 for machinery and equipment and the development of computer software amounting to $212,000. In fiscal 2003, there were additional capital expenditures for machinery and equipment amounting to $426,000 which were financed by capital leases. Future opportunities are expected to require continual investments in hardware and software in order to benefit from advancing technologies. When appropriate, the Company will fund the acquisition of capital assets through capital leases or equipment financing notes.

The balance on the Company's revolving credit note was $1,225,000 at January 31, 2004 compared to $1,875,000 at January 31, 2003. This resulted in unused borrowing capacity of $1,775,000 under the amended $3,000,000 borrowing limit at January 31, 2004 compared to $125,000 under the $2,000,000 limit at January 31, 2003. Cash balances of $135,000 provided additional liquidity at January 31, 2004 compared to $76,000 at January 31, 2003. The next source of liquidity, accounts receivable, increased to $2,932,000 at January 31, 2004 compared to $2,350,000 at January 31, 2003. This resulted in a $2,291,000 increase in liquidity available from cash, borrowing capacity and accounts receivable at January 31, 2004 compared to January 31, 2003.

Contracts in progress contributed to the increase in liquidity available from cash, borrowing capacity and accounts receivable by way of a $545,000 increase in funding from advanced progress billings. The $545,000 additional funding is measured by the $680,000 excess of billings over recorded revenue at January 31, 2004 compared to a $135,000 excess at January 31, 2003. With billings exceeding recorded revenue by $680,000 at January 31, 2004, contracts in progress will use liquidity in fiscal 2005. The timing of bookings and payments on customer contracts will remain important to long term liquidity.

At January 31, 2004 the Company was contingently liable for approximately $115,000 under standby letters of credit issued on its behalf by its bank. The letters of credit were issued as security for performance on customer contracts. The Company's bank underwrites letter of credit requirements on an individual approval basis independent of its other bank agreements in order to make the revolving credit agreement available for working capital requirements.

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

Report of Independent Auditors

To the Stockholders and
the Board of Directors
Transnational Industries, Inc.
Chadds Ford, Pennsylvania

We have audited the accompanying consolidated balance sheets of Transnational Industries, Inc. as of January 31, 2004 and 2003, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transnational Industries, Inc. at January 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                                STOCKTON BATES, LLP

Philadelphia, Pennsylvania
April 22, 2004

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                               January 31,
                                                          ---------------------
                                                            2004         2003
                                                          ---------------------
Assets

Current Assets:
  Cash                                                    $    135     $     76
  Accounts receivable                                        2,932        2,350
  Inventories                                                1,970        2,227
  Deferred taxes                                               368          368
  Other current assets                                         157          202
                                                          ---------------------

Total current assets                                         5,562        5,223

Property, plant and equipment:
  Land                                                       1,092
  Building                                                   2,184
  Machinery and equipment                                    4,522        4,277
  Less accumulated depreciation                             (3,445)      (3,009)
                                                          ---------------------

Net property plant and equipment                             4,353        1,268

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence (2004--$767; 2003--$727)                  118           60
  Computer software, less amortization                         405          483
  Goodwill                                                   1,622        1,622
                                                          ---------------------

Total other assets                                           2,145        2,165
                                                          ---------------------

Total assets                                              $ 12,060     $  8,656
                                                          =====================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                               January 31,
                                                          ---------------------
                                                            2004         2003
                                                          ---------------------
Liabilities and stockholders' equity

Current liabilities:
  Accounts payable                                        $  1,253     $    616
  Deferred maintenance revenue                                 569          599
  Accrued expenses                                             269          245
  Billings in excess of cost and estimated earnings          1,220          823
  Current portion of long-term debt                            330          257
                                                          ---------------------

Total current liabilities                                    3,641        2,540

Long-term debt, less current portion                         4,456        2,236

Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000 shares;
    issued and outstanding 318 shares
    (liquidating value $195,371 at January 31, 2004)            73           73
 Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 456,760
    (excluding 45,710 shares held in treasury)                 100          100
 Additional paid-in capital                                  8,521        8,521
 Accumulated deficit                                        (4,594)      (4,677)
                                                          ---------------------
                                                             4,100        4,017
Less: Treasury stock (at cost)                                (137)        (137)
                                                          ---------------------
Total stockholders' equity                                   3,963        3,880
                                                          ---------------------

Total liabilities and stockholders' equity                $ 12,060     $  8,656
                                                          =====================

See notes to consolidated financial statements.

                      Consolidated Statements of Operations

                      (In thousands, except per share data)

                                                         Year ended January 31,
                                                         ----------------------
                                                           2004          2003
                                                         ----------------------

Revenues                                                 $ 11,187      $  8,011
Cost of sales                                               8,086         5,635
                                                         ----------------------
Gross margin                                                3,101         2,376

Selling expenses                                              896           949
Research and development                                      898           932
General and administrative expenses                         1,104         1,066
                                                         ----------------------
                                                            2,898         2,947
                                                         ----------------------
Operating income (loss)                                       203          (571)

Interest expense, net                                         110           110
                                                         ----------------------
Income (loss) before income taxes                              93          (681)

Income tax expense - current                                   10            --
                                                         ----------------------

Net income (loss)                                              83          (681)

Preferred dividend requirement                                  8             8
                                                         ----------------------
Income (loss) applicable to common shares                $     75      $   (689)
                                                         ======================

Basic earnings (loss) per common share                   $    .16      $  (1.51)
                                                         ======================
Diluted earnings (loss) per common share                      .16         (1.51)
                                                         ======================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

           Consolidated Statements of Changes in Stockholders' Equity

                                 (In thousands)

                                 Preferred               Additional
                                   Stock        Common     Paid in    Treasury   Accumulated
                                  Series B      Stock      Capital     Stock       Deficit
                                 -----------------------------------------------------------
Balance at January 31, 2002      $     73     $    100    $  8,521    $   (137)    $ (3,996)

Net loss                                                                               (681)
                                 ----------------------------------------------------------
Balance at January 31, 2003      $     73     $    100    $  8,521    $   (137)    $ (4,677)

Net income                                                                               83
                                 ----------------------------------------------------------
Balance at January 31, 2004      $     73     $    100    $  8,521    $   (137)    $ (4,594)
                                 ==========================================================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Cash Flows

                                 (in thousands)

                                                                      Year ended January 31,
                                                                      ----------------------
                                                                        2004          2003
                                                                      ----------------------
Operating activities
Net income (loss)                                                     $     83      $   (681)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization                                          599           535
    Provision for obsolescence                                              40            40
    Changes in operating assets and liabilities, net:
        Accounts receivable                                               (582)         (493)
        Inventories                                                         11          (180)
        Other current assets                                                45           139
        Billings net of cost and estimated earnings on contracts           545          (279)
        Accounts payable                                                   637           130
        Accrued expenses                                                    (6)         (209)
                                                                      ----------------------
Net cash provided (used) by operating activities                         1,372          (998)
                                                                      ----------------------

Investing activities
Capital expenditures                                                      (406)         (332)
                                                                      ----------------------
Net cash used by investing activities                                     (406)         (332)
                                                                      ----------------------

Financing activities
Proceeds from revolving line of credit                                   2,850         3,850
Payments on revolving line of credit                                    (3,500)       (2,575)
Payments on capital leases                                                (257)         (331)
Scheduled payments on long term debt                                        --           (94)
                                                                      ----------------------
Net cash provided (used) by financing activities                          (907)          850
                                                                      ----------------------

Increase (decrease) in cash                                                 59          (480)
Cash at beginning of year                                                   76           556
                                                                      ----------------------
Cash at end of year                                                   $    135      $     76
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

Accounts Receivable

Trade accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollectible amounts through a charge to earnings and a credit to a valuation allowance based on its assessment of the current status of individual accounts. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and credit to trade accounts receivable. Changes in the valuation allowance have not been material to the financial statements. The allowance for doubtful accounts totaled $30,000 as of January 31, 2004 and 2003.

Inventories

Inventories are stated at the lower of cost, determined by the first-in first-out method, or market value. Certain repair and maintenance inventories having realization cycles longer than one year have been classified as long-term. Inventories include amounts related to long term contracts as determined by the percentage of completion method of accounting.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, which is depreciated using the straight-line method over the estimated useful lives of the assets.

Computer Software

Computer software consists of costs of developing software products for automated control systems, show production tools, and content software sold with projection systems. Costs are amortized over the estimated sale of units not to exceed a period of 3 years. Amortization of costs related to computer software products held for sale amounted to $173,000 and $137,000 in fiscal 2004 and fiscal 2003, respectively.

Income Taxes

Income taxes are accounted for by the asset and liability approach in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". Deferred taxes will arise, subject to a valuation allowance, from differences between the financial reporting and tax bases of assets and liabilities and are adjusted for changes in the tax laws when those changes are enacted.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. The percentage of completion method of recording revenue utilized by the Company is an example of the use of estimates. It is at least reasonably probable that these estimates will change in the following year. Accordingly, actual results could differ from those estimated.

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

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                               Year ended January 31,
                                                              -----------------------
                                                                 2004          2003
                                                              -----------------------
Numerator (same for basic and dilutive):
   Net income (loss)                                          $      83     $    (681)
   Preferred dividend requirement                                     8             8
                                                              -----------------------
   Net income (loss) available to common  stockholders        $      75     $    (689)
                                                              =======================
Denominator:
   Weighted average shares outstanding for basic earnings
     per share                                                  456,760       456,760
   Dilutive effect of employee stock options                     11,725            --
                                                              -----------------------
   Weighted average shares outstanding and assumed
     conversions for dilutive earnings per share                468,485       456,760
                                                              =======================

Basic earnings (loss) per share:                              $     .16     $   (1.51)
                                                              =======================
Diluted earnings (loss) per share:                            $     .16     $   (1.51)
                                                              =======================

Common shares potentially issuable under the contractual conversion rights of the Preferred B shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Preferred B shares amounted to 1,871 shares in fiscal year 2004 and fiscal 2003.

Classifications

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Goodwill

The Company adopted Statement of Financial Accounting Standards No. 142, "Accounting for Goodwill and Intangible Assets" ("SFAS 142") effective February 1, 2003. Under SFAS 142, goodwill is no longer amortized but rather is tested for impairment at least annually. Impairment of goodwill is tested using a discounted cash flow approach. If the carrying amount of goodwill exceeds its computed fair value, an impairment loss would be expensed in the statement of operations. The Company completed the impairment tests of goodwill and has determined there was no impairment of goodwill.

2.    Inventories

Inventories consist of (in thousands):

                                                                        January 31,
                                                                   ---------------------
                                                                     2004         2003
                                                                   ---------------------
Raw materials, parts, and subassemblies                            $  1,396     $  1,183
Work-in-process                                                         152          416
Cost and estimated earnings in excess of billings                       540          688
                                                                   ---------------------
Total inventories                                                     2,088        2,287
Repairs and maintenance inventories recorded with other assets          118           60
                                                                   ---------------------
Inventory recorded within current assets                           $  1,970     $  2,227
                                                                   =====================

3.    Costs and Estimated Earnings on Contracts in Progress

Costs and estimated earnings on contracts in progress consist of (in thousands):

                                                                        January 31,
                                                                   ---------------------
                                                                     2004         2003
                                                                   ---------------------
Costs incurred on contracts in progress                            $  6,822     $  6,699
Estimated earnings                                                    2,901        2,094
                                                                   ---------------------
Total costs and estimated earnings on contracts in progress           9,723        8,793
Less billings to date                                               (10,403)      (8,928)
                                                                   ---------------------

Total billings net of costs and estimated earnings on contracts
in progress                                                        $   (680)    $   (135)
                                                                   =====================

Included in the accompanying balance sheet or footnotes under the following captions:

                                                                               January 31,
                                                                          ---------------------
                                                                            2004         2003
                                                                          ---------------------
Costs and estimated earnings in excess of billings recorded
with inventory                                                            $    540     $    688
Billings in excess of costs and estimated earnings recorded with
liabilities                                                                 (1,220)        (823)
                                                                          ---------------------

Total billings net of costs and estimated earnings on contracts in
progress                                                                  $   (680)    $   (135)
                                                                          =====================

4.    Debt

Current and long term debt consists of (in thousands):

                                                                               January 31,
                                                                          ---------------------
                                                                            2004         2003
                                                                          ---------------------

Capitalized lease obligations (Note 6)                                    $    361     $    618

Revolving credit note payable to First Keystone Bank, due December 15,
2008 with monthly interest at prime plus 0.5%  (4.50% at January 31,
2004)                                                                        1,225        1,875

Mortgage note payable to First Keystone Bank, payable in monthly installments of $22,647 including interest at 5.75% (payment and rate
subject to adjustment every 3 years) through January 1, 2024                 3,200           --
                                                                          ---------------------
Total debt                                                                   4,786         2493

Less current portion                                                           330          257
                                                                          ---------------------
Long term debt, less current portion                                      $  4,456     $  2,236
                                                                          =====================

On January 14, 2004 the Revolving Credit Agreement with First Keystone Bank (First Keystone) originally executed on June 12, 1997 and amended in July 2000 and July 18, 2003 was modified again. Under the third modification the borrowing limit was increased from $2,000,000 to $3,000,000 and the term was extended from July 6, 2005 to December 15, 2008. All other terms of the Revolving Credit Agreement remain unchanged.

The balance on the revolving credit note payable to First Keystone represents the balance due under the $3,000,000 Revolving Credit Agreement. The Revolving Credit Note is jointly payable by the Company and Spitz, requires monthly interest payments at prime plus 0.5% and matures on December 15, 2008. The Revolving Credit Agreement permits borrowing, subject to an asset based formula, of up to $3,000,000 resulting in unused borrowing capacity of $1,775,000 at January 31, 2004. The revolving credit note is secured by virtually all of the Company's assets.

The mortgage note payable to First Keystone Bank (First Keystone) as of January 31, 2004 represents the balance on a $3,200,000 note issued on January 14, 2004. The proceeds of the note were used by Spitz to purchase its facility and adjacent land (Note 14). The mortgage note requires repayment in monthly installments of principle and interest over twenty years. The monthly installment for the first three years is $22,647 and includes interest at 5.75% per annum. On January 14, 2007 and each third year thereafter, the interest rate will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve ("3YCMT"). The 3YCMT as of January 31, 2004 was 2.32%. The monthly installment will be recalculated on the first month following a change in the interest rate. The recalculated monthly installment will be equal to the monthly installment sufficient to repay the principal balance, as of the date of the change in the interest rate, over the remaining portion of the original twenty-year term. The mortgage note payable is secured by the real property acquired with the proceeds of the note pursuant to a Mortgage and Security Agreement.

The debt agreements with First Keystone contain cross default provisions and require the maintenance of certain financial covenants.

5.    Preferred Stock

The holders of the Series B Cumulative Convertible Preferred Stock ("Preferred") are entitled to receive quarterly dividends, when and if declared by the Company's Board of Directors, at an annual per share amount of $27.50. The payment of such dividends would be prior and in preference to the payment of any dividends on the Company's common stock. At January 31, 2004, accumulated but undeclared and unpaid dividends with respect to the 318 outstanding shares of Preferred amounted to $115,871. The Preferred shares may be redeemed by the Company at $250 per share plus accumulated unpaid dividends of $364 per share. The 318 shares of Preferred are convertible, at the option of the holders thereof, into 1,871 shares of the Company's common stock, and such common shares have been reserved by the Company for issuance upon conversion.

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

6.    Leases

Spitz leased its office and production facilities under an operating lease until January 14, 2004 when it purchased the property (Note 14). Total rent expense under the lease amounted to $249,270 and $262,200 in fiscal years 2004 and 2003, respectively.

Spitz finances purchases of certain machinery and equipment through capital leases. Assets under capital lease included in Machinery and Equipment are as follows (in thousands):

                                                                 January 31,
                                                            --------------------
                                                              2004         2003
                                                            --------------------
Machinery and equipment                                     $ 1,242      $ 1,242
Less accumulated depreciation                                   657          393
                                                            --------------------
Net book value                                              $   585      $   849
                                                            ====================

The asset and liability are recorded at the present value of the minimum lease payments based on the interest rates imputed in the leases at rates ranging from 7.8% to 12.0%. Depreciation on the assets under capital lease is included in depreciation expense.

Future minimum annual rentals under capital lease agreements at January 31, 2004, are as follows (in thousands):

                                                       Fiscal 2005           267
                                                       Fiscal 2006            75
                                                       Fiscal 2007            48
                                                       Fiscal 2008             4
                                                                         -------
Total payments                                                               394
Less amount representing interest                                             33
                                                                         -------
Present value of capital lease obligations                                   361
Less current portion                                                         244
                                                                         -------
Long term obligation                                                     $   117
                                                                         =======

7.    Stock Compensation Plan

Under the Amended and Restated 1995 Stock Option and Performance Incentive Plan, the Company may grant stock options, stock appreciation rights or shares aggregating up to 150,000 shares of the Company's common stock to employees of the Company and Spitz. The following table summarizes the activity under the plan:

                                                     Fiscal year ended January 31,
                                             ---------------------------------------------
                                                     2004                     2003
                                             ---------------------------------------------
                                                         Weighted                 Weighted
                                                         Average                  Average
                                              Number     exercise     Number      exercise
                                             of shares    price      of shares     price
                                             ---------------------------------------------
Options outstanding at beginning of year       61,850     $ 3.25       50,000      $ 2.45

Options granted                                    --                  32,500        4.30

Options cancelled                                  --                 (20,650)       2.96
                                             --------                --------

Options outstanding at end of year             61,850       3.25       61,850        3.25
                                             ========                ========

Options exercisable at end of year             41,713       2.74       35,000        2.45
                                             ========                ========

The weighted average remaining contractual life of the 61,850 outstanding stock options at January 31, 2004 is 5.3 years.

The Company has elected to follow Accounting Principles Board Opinion No. 25 ("APB 25") in accounting for its employee stock options because the alternative fair value accounting provided under Financial Accounting Standards Board Statement No. 123 ("FAS 123") requires the use of option valuation models that, in management's opinion, do not necessarily provide a reliable measure of the value of its employee stock options. Under APB 25, compensation is measured under the intrinsic value method at the grant date and recorded ratably over the vesting period. Intrinsic value is measured by the difference between the option exercise price and the market price of the underlying stock at the grant date for the options granted by the Company. There was no compensation expense from stock options, in accordance with APB 25, in fiscal 2004 or 2003.

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

The following pro forma information reflects net income and earnings per share had the Company accounted for the employee stock options under FAS 123 (in thousands except per share data):

                                                          Year ended January 31,
                                                          ----------------------
                                                            2004          2003
                                                          ----------------------

Net income (loss)                          As reported     $   83       $  (681)
                                           Pro forma           70          (693)

Basic earnings (loss) per common share     As reported        .16         (1.51)
                                           Pro forma          .14         (1.53)

Diluted earnings (loss) per common share   As reported        .16         (1.51)
                                           Pro forma          .13         (1.53)

8.    Profit Sharing Plan

The Company has a funded 401k profit-sharing plan covering substantially all employees. The plan permits the Company to make discretionary contributions to the accounts of participants. Under the plan, the Company makes a partial matching contribution to each participant's account equal to 50 percent of the participant's contribution, subject to a maximum of 3 percent of the participant's total cash compensation and subject to certain limitations contained in the Internal Revenue Code. Profit-sharing expense related to the plan was $93,000 and $98,000 in fiscal 2004 and 2003, respectively.

9.    Income Taxes

Income tax expense for 2004 represents estimated state income taxes on taxable income. There was no current income tax expense in 2003 because there was no taxable income.

The Company recognizes a liability or asset for the deferred tax consequences of temporary differences between the tax bases of assets or liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of the assets or liabilities are recovered or settled.

Significant components of the Company's deferred taxes at January 31, 2004 and 2003 are as follows: (in thousands)

                                                               January 31,
                                                         ----------------------
                                                           2004          2003
                                                         ----------------------

Net Operating Loss Carryforwards                         $  3,940      $  4,049
Obsolescence Reserve                                          261           247
                                                         ----------------------
                                                            4,201         4,296
Valuation Allowance                                        (3,833)       (3,928)
                                                         ----------------------
Deferred tax asset                                       $    368      $    368
                                                         ======================

The valuation allowance is intended to represent the corresponding amount of net deferred tax assets which may not be realized. The Company's provision for income taxes may be impacted by adjustments to the valuation allowance which may be required if circumstances change regarding the utilization of the net deferred tax assets in future periods. The valuation allowance was reduced in 2000 to reflect management's belief that it was more likely than not that a certain amount of the deferred tax asset relating to the utilization of the net operating loss carryforwards would be realized. This realization was measured by the Company's then current backlog and management's belief that taxable income would result as the then backlog was run out. Management continues to believe that existing backlog at January 31, 2004, new orders booked in February and March 2004, and the realization of other known sales prospects will more likely than not result in future taxable income against which the existing recorded deferred tax asset will be utilized. The decrease in the valuation allowance from 2003 to 2004 reflects the increase in the inventory obsolescence reserve offset by the utilization of federal and state net operating loss carryforwards. The federal and state net operating loss created in 2003 approximates $583,000.

At January 31, 2004, the Company had net operating loss carryforwards for federal tax purposes of $11,769,000 expiring 2012 through 2023. For financial reporting purposes, the net operating loss carryforwards at January 31, 2004 was approximately $12,536,000. The difference relates to the nondeductible reserve for inventory valuation not recognized for tax purposes.

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

11.   Supplemental Cash Flow Information

Non cash financing transactions consist of land and building acquired with proceeds of a $3,200,000 mortgage note in fiscal 2004 (Note 14) and machinery and equipment of $426,000 acquired through capital lease in fiscal 2003.

Interest paid on debt including capital lease obligations amounted to $112,000 in fiscal 2004 and $109,000 in fiscal 2003. The Company paid no federal income taxes in fiscal 2004 and 2003.

12.   Significant Customers and Geographic Information

In fiscal year 2004, one customer accounted for 20.0% of total revenue and another customer accounted for 11.3% of total revenue. In fiscal year 2003, one customer accounted for 16.7% of total revenue and another customer accounted for 11.6% of total revenue. Export revenues by geographic area for the years ended January 31, 2004 and 2003 consist of (in thousands):

                                                          Year ended January 31,
                                                          ----------------------
                                                            2004           2003
                                                          ----------------------
Canada                                                    $     6        $     6
Mexico                                                      2,237             36
South America                                                 262
Europe                                                      1,706            468
Middle East                                                    52            244
Far East                                                    1,001            894
                                                          ----------------------
Total export revenues                                     $ 5,264        $ 1,648
                                                          ======================

13.   Commitments and contingencies

At January 31, 2004 the Company was contingently liable for approximately $115,000 under standby letters of credit issued on its behalf by its bank and correspondents of its bank. The letters of credit were issued as security for performance on customer contracts. The Company's bank underwrites the letter of credit requirements independent of its other debt agreements.

14.   Purchase of Land and Building

On October 21, 2003, Spitz received notification pursuant to the lease agreement for its facility, an approximately 47,000 square foot building, that there was an offer ("the Offer") for the purchase of the building and the 15.2-acre lot it resides on ("the Property"). The terms of the lease agreement provided Spitz with a first right to purchase the leased premises on the same terms as any written offer made during the lease term by giving written notice to the lessor within thirty days of receipt of lessor's notice of an offer. On November 20, 2003, Spitz delivered written notice of its intention to exercise its right of first purchase and, accordingly, executed an Agreement of Sale ("the Agreement"), whereby it agreed to purchase the Property under the same terms as the Offer. The terms of the Agreement required Spitz to purchase the Property for $3,200,000 within ten days after a thirty day due diligence period. On January 14, 2004 Spitz settled on a transaction to purchase the Property, thereby terminating its lease agreement. Transaction costs consisting principally of realty transfer tax and legal expenses amounted to approximately $76,000, resulting in a total purchase cost of $3,276,000. Based on a property appraisal, $1,092,000 of the purchase cost was allocated to the land and $2,184,000 was allocated to the building. The purchase price was financed by a $3,200,000 mortgage note to the Company's primary bank (Note 4).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 8A. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

We carried out an evaluation, under the supervision and with the participation of our management including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report.

(b)   Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the fourth quarter of fiscal year 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors", "Proposal No. 1 -- Election of Directors - Executive Officers of the Company", "Proposal No. 1 -- Election of Directors -- Section 16(a) Beneficial Ownership Reporting Compliance" and "Code of Ethics" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2004.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the sections entitled "Proposal No. 1 -- Election of Directors -- Compensation of Directors" and "-- Executive Compensation" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the section entitled "Proposal No. 1 -- Election of Directors -- Certain Relationships and Related Transactions" of the Company's Definitive Proxy Statement to filed with the Commission within 120 days after January 31, 2004.

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

3.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed August 1, 1995.

3.4 Certificate of Designations, Preferences and Rights of the Preferred Stock (Exhibit 4(b) to Registrant's 1989 Form 8-K filed with the Securities and Exchange Commission on February 15, 1989 ("1989 Form 8-K") incorporated herein by reference).

3.5 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock of Registrant, filed September 5, 1990 (Exhibit 3.4 to the 1991 10-K, incorporated herein by reference).

3.6 By-laws of Registrant, as amended (Exhibit 3.3 to Registrant's Form 10-K for the fiscal year ended January 31, 1989 ("1989 10-K") incorporated herein by reference).

4.1         Certificate of Incorporation of Registrant, as amended, listed as
            Exhibit 3.1 above and incorporated herein by reference.

4.2 Certificate of Amendment of Certificate of Incorporation of Registrant, listed as Exhibit 3.2 above and incorporated herein by reference.

4.3 Certificate of Designations, Preferences and Rights of the Preferred Stock, listed as Exhibit 3.4 above and incorporated herein by reference.

4.4 Certificate of Designations, Rights and Preferences of Series B Convertible Preferred Stock of Registrant, listed as Exhibit 3.5 above and incorporated herein by reference.

4.5 Convertible Subordinated Debenture Purchase Agreement, dated as of November 22, 1989, between Registrant and the purchasers of convertible subordinated debentures set forth therein (Exhibit 4(a) to Registrant's Quarterly Report on Form 10-Q for the quarter ended October 31, 1989 (the "10/31/89 10-Q") incorporated herein by reference).

10.1 Transnational Industries Inc. Amended and Restated 1995 Stock Option and Performance Incentive Plan (Exhibit "A" to Registrant's Proxy Statement filed July 23, 1999 incorporated herein by reference).

10.2 Employment Agreement dated September 1, 2002 between Charles Holmes and Spitz Inc (Exhibit 10.2 to Registrant's Form 10-KSB for the fiscal year ended January 31, 2003 incorporated herein by reference).*

10.3 Employment Agreement dated September 1, 2002 between Paul Dailey and Spitz Inc. (Exhibit 10.3 to Registrant's Form 10-KSB for the fiscal year ended January 31, 2003 incorporated herein by reference).*

10.4 Employment Agreement dated September 1, 2002 between Jonathan Shaw and Spitz Inc. (Exhibit 10.4 to Registrant's Form 10-KSB for the fiscal year ended January 31, 2003 incorporated herein by reference).*

10.5 Employment Agreement dated May 1, 1995 between John Fogleman and Spitz Inc. (Exhibit 10.5 to Registrant's Form 10-KSB for the fiscal year ended January 31, 1996 incorporated herein by reference).*

10.6 Line of Credit Agreement, dated June 12, 1997, between First Keystone Savings Bank, the Company and Spitz, Inc. (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended July 31, 1997 (the "7/97 Form 10-QSB") incorporated herein by reference).

10.7 Term Note, dated June 12, 1997, of the Company and Spitz, Inc. to First Keystone Savings Bank (Exhibit 10.3 to the 7/97 Form 10-QSB incorporated herein by reference)

10.8 Goldbelt Electric Theater LLC Operating Agreement between Goldbelt, Incorporated and Spitz Inc. dated April 10, 2000 (Exhibit 10.2 to the Registrant's Form 10-QSB for the quarterly period ended April 30, 2000 incorporated herein by reference).

10.9 Letter Agreement to Amend Revolving Line of Credit dated July 7, 2000, between First Keystone Federal Savings Bank, Transnational Industries, Inc. and Spitz, Inc. (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended July 31, 2000 (the "7/2000 Form 10-QSB") incorporated herein by reference).

10.10 Line of Credit Modification Agreement dated July 7, 2000, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc. (Exhibit 10.2 to the 7/2000 Form 10-QSB incorporated herein by reference).

10.11 Line of Credit Second Modification Agreement dated July 18, 2002, between First Keystone Federal Savings Bank, Transnational Industries Inc. and Spitz Inc. (Exhibit 10.14 to the Registrant's Form 10-QSB for the quarterly period ended July 31, 2002 incorporated herein by reference).

10.12 Amendment No. 1 dated September 15, 2003, to Second Renewal Line of Credit Note dated July 18, 2002, of Transnational Industries, Inc., Spitz, Inc. and First Keystone Federal Savings Bank (Exhibit 10.17 to the Registrant's Form 10-QSB for the quarterly period ended October 31, 2003 incorporated herein by reference).

10.13 Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank.

10.14 Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank.

10.15 Third Modification Agreement dated January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc.

10.16 Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc.

10.17 Third Renewal Line of Credit Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank.

21          Subsidiaries of Registrant (a Delaware corporation):

                                   Spitz, Inc.

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the

            Securities Exchange Act of 1934.

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1        Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------
*     Management contract or compensatory plan arrangement.

(b)   Reports on Form 8-K for the quarter ended January 31, 2004.

            None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by the Item is incorporated herein by reference to the section entitled "Independent Accountants" of the Company's Definitive Proxy Statement to be filed with the Commission within 120 days after January 31, 2004.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 28, 2004                       Transnational Industries, Inc.

By:  /s/ Jonathan A. Shaw              By:  /s/ Paul L. Dailey
     ---------------------------            --------------------------------
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

          Signature                   Title                                    Date
          ---------                   -----                                    ----


By:  /s/ Jonathan A. Shaw             Director, President and                  April 28, 2004
     ---------------------------      Chief Executive Officer
     Jonathan A. Shaw                 (Principal Executive Officer)


By:  /s/ Paul L. Dailey               Executive Vice President and             April 28, 2004
     ---------------------------      Chief Financial Officer
     Paul L. Dailey                   (Principal Financial Officer)
                                      (Principal Accounting Officer)


By:  /s/ Charles F. Huber             Chairman of the Board of Directors       April 28, 2004
     ---------------------------
     Charles F. Huber


By:  /s/ Michael S. Gostomski         Director                                 April 28, 2004
     ---------------------------
     Michael S. Gostomski


By:  /s/ Calvin A. Thompson           Director                                 April 28, 2004
     ---------------------------
     Calvin A. Thompson


By:  /s/ Mason Carter                 Director                                 April 28, 2004
     ---------------------------
     Mason Carter