Form 10KSB/A
period 2004-01-31
TRANSNATIONAL INDUSTRIES INC
filed 2004-05-21
CIK 796228

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 FORM 10-KSB/A-1

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

March 31, 2004 was approximately $1,023,000 based on the average of bid and asked price of shares of common stock. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. Such determination shall not, however, be deemed to be an admission that any person is an "affiliate" as defined in Rule 405 under the Securities Act of 1933.

      As of March 31, 2004, 456,760 shares of common stock were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

      Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

This filing on Form 10-KSB/A-1 amends and restates Part III, Items 9, 10, 11, 12, 13 and 14 of the Annual Report on Form 10-KSB of Transnational Industries, Inc. for the fiscal year ended January 31, 2004, filed with the Commission on April 30, 2004.

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

                                                              Director
                    Name                             Age        Since
                    ----                             ---        -----

            Michael S. Gostomski(1,2)                53         1986
            Charles F. Huber(1)                      74         1992
            Calvin A. Thompson(1,2)                  79         1994
            Mason N. Carter                          58         2000
            Jonathan A. Shaw                         47         2003

----------

(1)   Member of Compensation Committee.

(2)   Member of Audit Committee.

                                   ----------

Michael S. Gostomski joined the Company in May 1986 as Vice-President Finance, Treasurer and as a director and became Corporate Secretary in March of 1988. In October of 1989, he became Executive Vice-President of the Company. On May 1, 1992, he became President and Chief Executive Officer of the Company. Mr. Gostomski resigned as an employee of the Company, while remaining as a director of the Company, in September 1993, at which time he became Executive Vice President of Roller Bearing Company, a position he has held since such time. Mr. Gostomski, who is a Certified Public Accountant, holds B.S. and M.B.A. degrees from the University of Connecticut. The Board of Directors has determined that Mr. Gostomski is an "audit committee financial expert," as defined by Securities and Exchange Commission rules and is independent within the meaning of the listing standards of the New York Stock Exchange.

Charles F. Huber became a director of the Company in February 1992 and Chairman in 1994. On May 3, 2004, Mr. Huber resigned as Chairman but remains a director of the Company. He was a Managing Director of William D. Witter Associates, Inc., an investment firm, from 1982 until his retirement in 2003. He is presently a consultant to the Company. He holds a B.A. degree from Princeton University.

Calvin A. Thompson became a director of the Company in October 1994. He was a Managing Director of William D. Witter Associates, Inc., an investment firm, from 1982 until 2003. He is presently a self-employed investment banker. Mr. Thompson holds a B.S. degree in industrial engineering from Columbia University.

Mason N. Carter became a director of the Company in October 2000. Mr. Carter has been President and Chief Executive Officer of Merrimac Industries Inc. since December 1996. Merrimac Industries Inc. designs and manufactures passive RF and microwave components. From 1994 to 1996 he was President of the Products and Systems Group of Datatec Industries, Inc., Fairfield, New Jersey, a leading provider of data network implementation services.

Jonathan A. Shaw became a director of the Company in April 2003. He became President and Chief Executive Officer of the Company and the Company's wholly owned subsidiary, Spitz, Inc. (Spitz) in November 2001. He served as Executive Vice President and Chief Operating Officer of the Company and Spitz from April 1999 until November 2001. He was Vice President - Sales and Technology for Spitz from July of 1992 until April 1999. He has held various engineering and management positions at Spitz since 1986. Mr. Shaw is a registered Professional Engineer, holds an M.B.A. degree from Widener University and a B.S. degree in Mechanical and Aerospace Engineering from the University of Delaware.

EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company are as follows:

               Name                             Position                     Age
               ----                             --------                     ---

      Jonathan A. Shaw         President and Chief Executive Officer
                               of the Company and Spitz                       47

      Charles H. Holmes, Jr.   Vice-Chairman of the Company and
                               Chairman of Spitz                              63

      Paul L. Dailey           Executive Vice President-Finance, Chief
                               Financial Officer And Secretary of the
                               Company and Spitz                              47

      John A. Fogleman         Vice President - Operations of  Spitz          55

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

Paul L. Dailey joined Spitz in September of 1983 as Controller. In June of 1986 he became Vice President - Finance for Spitz. In 1993 he become Chief Accounting Officer, Chief Financial Officer and Secretary of the Company. In September 2002 he became Executive Vice President. Mr. Dailey is a certified public accountant and holds a B.A. degree in accounting from Rutgers University.

John A. Fogleman became Vice President - Operations for Spitz in July of 1992. He has held various operating and management positions at Spitz since 1972. Mr. Fogleman holds a B.A. degree in business management from Wilmington College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers and 10% beneficial owners of the Company's Common Stock to file certain reports concerning their ownership of the Company's equity securities. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recently completed fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recently completed fiscal year, and other information of which the Company is aware, the directors, officers and beneficial owners of 10% or more of the Company's Common Stock who failed to make the requisite filings on a timely basis are set forth below.

Jonathan H. Shaw, Charles H. Holmes, Jr., Paul L. Dailey and John A. Fogleman each failed to timely file a Form 5 to report the receipt by each of them of a grant of stock options on March 11, 2002. Form 5s with respect to such transactions were filed on June 10, 2003.

CODE OF ETHICS

The Company has not adopted a code of ethics applicable to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Historically, the Company has felt that such a code is unnecessary given its relatively small size, however, the Company is in the process of examining and considering a code of ethics.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth, for each of the last three fiscal years, information concerning annual and long-term compensation for the Chief Executive Officer and for the other executive officers (the "Named Executive Officers") of the Company:

                           SUMMARY COMPENSATION TABLE

                                                                                         Long -Term
                                                                                        Compensation
                                                  Annual Compensation                      Awards
                                                  -------------------                      ------

                                                                                          Shares of
                                                                      (a) Other         Common Stock
 Name and Principal                                                     Annual            Underlying         (b) All Other
      Position                Year          Salary        Bonus      Compensation        Options (#)          Compensation
      --------                ----          ------        -----      ------------        -----------          ------------
Jonathan A. Shaw              2004        $ 135,000                                                             $ 4,602
President and Chief           2003          130,791                                         7,500                 4,190
Executive Officer (c)         2002          114,607      $ 5,000                                                  3,918


Charles H. Holmes, Jr.        2004        $  90,000                     $ 2,284                                 $ 3,032
Vice - Chairman (d)           2003          122,245                      12,747             5,000                 4,314
                              2002          145,890      $ 8,000         19,386                                   5,462

Paul L. Dailey                2004        $ 118,000                                                             $ 3,780
Executive Vice                2003          113,213                                         2,500                 3,745
President and Chief           2002          105,194      $ 4,000                                                  3,607
Financial Officer

John A. Fogleman              2004        $ 104,500                                                             $ 3,375
Vice President -              2003          103,875                                         7,500                 3,356
Operations                    2002           99,179      $ 8,000                                                  3,455

----------

      (a) Other annual compensation for Mr. Holmes consisted of (i) automobile allowance and expenses amounting to $9,362, and $14,424 in 2003 and 2002, respectively, and (ii) supplemental medical benefits amounting to $2,284, $3,385, and $4,962, in each case in 2004, 2003 and 2002, respectively. The value of perquisites and other personal benefits for other Named Executive Officers do not exceed 10% of annual salary and bonus.

      (b)   Consists entirely of Company contributions to 401(k) plan.

      (c) Mr. Shaw has served as the Company's President and Chief Executive Officer since November 2001. Prior to November 2001, he served as the Company's Executive Vice President and Chief Operating Officer.

      (d) Mr. Holmes served as the President and Chief Executive Officer of the Company from 1993 to November 2001. He has served as Vice-Chairman since November 2001.

                                   ----------

There were no awards made under the Transnational Industries, Inc. Amended and Restated 1995 Stock Option and Performance Incentive Plan (the "Option Plan") during the fiscal year ended January 31, 2004.

The following table sets forth information relating to the value of unexercised options for each of the Named Executive Officers:

        Aggregated Option Exercises in Fiscal Year Ended January 31, 2004
                        and Fiscal Year End Option Values

                                                  Number of Shares of
                                                Common Stock underlying      Value of Unexercised In-
                                                 Unexercised Options at        The-Money Options at
                                                    Fiscal Year End             Fiscal Year End ($)
                                                      Exercisable/                  Exercisable/
                 Name                                Unexercisable               Unexercisable (a)
                 ----                                -------------               -----------------
         Jonathan A. Shaw                             9,375 / 5,625              $ 21,156 / $4,219

         Charles H. Holmes, Jr.                           0 / 0                       $ 0 / $0

         Paul L. Dailey                              10,625 / 1,875              $ 26,594 / $1,406

         John A. Fogleman                             9,375 / 5,625              $ 21,156 / $4,219

----------

(a) Based on the low bid over-the-counter market quotation on the Company's Common Stock on January 31, 2003 of $4.30.

                                   ----------

EMPLOYMENT AGREEMENTS

Spitz entered into an employment agreement with Mr. Shaw effective September 1, 2002. Under the agreement Mr. Shaw is currently paid an annual base salary of $135,000, which may be increased from time to time by Spitz's Board of Directors, plus certain fringe benefits including an automobile allowance. Mr. Shaw may also receive, at the sole discretion of Spitz's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option

Plan. The term of the agreement ends on June 30, 2004, but the agreement automatically extends for additional one year terms thereafter unless otherwise terminated by either party by April 1 of an existing term. Pursuant to such provision, Mr. Shaw's contract automatically renewed for the period July 1, 2004 through June 30, 2005. In the event that (i) Mr. Shaw's employment is terminated by Spitz without cause or (ii) Mr. Shaw terminates his employment with Spitz after a "Specified Change in Control", he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non-renewal of the contract term by Spitz will be treated as a termination without cause. A "Specified Change in Control" is defined as the occurrence of any of the following events within eighteen months of the occurrence of a Change in Control: (x) the relocation of Mr. Shaw's principal office to a site more than twenty miles from both its current site and Center City, Philadelphia, Pennsylvania; (y) the material diminution of Mr. Shaw's duties and/or responsibilities for Spitz and its business; or (z) in the event the employment agreement is assigned to and assumed by another entity in connection with an event constituting a Change in Control, the failure of such successor to acknowledge to Mr. Shaw in writing, within fifteen days of such assumption, its assumption of the employment agreement. A "Change in Control" is defined as (i) a change within a twelve month period of a majority of the Company's Board of Directors, (ii) a change in control of fifty percent of the Company's or Spitz's voting stock, (iii) the sale of the assets of Spitz, or
(iv) any merger or consolidation of the Company's or Spitz's business which results in a change in ownership of the majority of the equity of such entity. The agreement also includes a restrictive covenant whereby Mr. Shaw agrees not to engage in a competing business of the Company or Spitz for a period of one year in the event of a termination of employment.

Spitz also entered into an employment agreement with Mr. Holmes effective September 1, 2002. The employment agreement was entered into at the time of Mr. Holmes' resignation from the Board of Directors and as an officer of the Company in contemplation of his eventual retirement. For the remainder of the term of the agreement, Mr. Holmes' schedule is as follows: (i) thirty hours per week from September 1, 2003 through August 31, 2004, (ii) twenty hours per week from September 1, 2004 through August 31, 2006, and (iv) fifteen hours per week thereafter. Under the terms of the employment agreement Mr. Holmes is paid an annual base salary of $90,000, plus certain fringe benefits and all of the stock options to purchase shares of stock of the Company that had previously been granted to Mr. Holmes were forfeited. Mr. Holmes may also receive additional compensation in the form of equity securities under the Option Plan. The term of the agreement ends on June 30, 2007 unless extended by mutual written agreement of the parties. In the event that Mr. Holmes's employment is terminated without cause, he will be entitled to the continuation of payments of his base salary and continuation of his medical benefits (to the extent such benefits are not provided by another employer) until September 1, 2007. The agreement also includes a restrictive covenant whereby Mr. Holmes agrees not to engage in a competing business of the Company or Spitz for a period of seven years following the date of the agreement.

Spitz also entered into an employment agreement with Mr. Dailey effective September 1, 2002. Under the agreement Mr. Dailey is currently paid an annual base salary of $118,000, which may be increased from time to time by Spitz's Board of Directors, plus certain fringe benefits. Mr. Dailey may also receive, at the sole discretion of Spitz's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The term of the agreement ends on September 1, 2004, but the agreement automatically extends for additional one year terms thereafter unless otherwise terminated by either party by April 1 of an existing term. Pursuant to such provision, Mr. Dailey's contract automatically renewed for the period September 1, 2004 through August 31, 2005. In the event that (i) Mr. Dailey's employment is terminated by Spitz without cause or (ii) Mr. Dailey terminates his employment with Spitz after a "Specified Change in Control", he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits (to the extent such benefits are not provided by another employer) for a period of one year. A non-renewal of the contract term by Spitz will be treated as a termination without cause. A "Specified Change in Control" is defined as the occurrence of any of the following events within eighteen months of the occurrence of a Change in Control (as defined above): (x) the relocation of Mr. Dailey's principal office to a site more than twenty miles from both its current site and Center City, Philadelphia, Pennsylvania; (y) the material diminution of Mr. Dailey's duties and/or responsibilities for Spitz and its business; or (z) in the event the employment agreement is assigned to and assumed by another entity in connection with an event constituting a Change in Control, the failure of such successor to acknowledge to Mr. Dailey in writing, within fifteen days of such assumption, its assumption of the employment agreement. The agreement also includes a restrictive covenant whereby Mr. Dailey agrees not to engage in a competing business of the Company or Spitz for a period of one year in the event of a termination of employment.

Spitz also entered into an employment agreement with Mr. Fogleman effective May 1, 1995. Under the agreement Mr. Fogleman is currently paid an annual base salary of $104,500, which may be increased from time to time by Spitz's Board of Directors, plus certain fringe benefits. Mr. Fogleman may also receive, at the sole discretion of Spitz's Board of Directors, additional compensation in the form of a cash bonus or equity securities under the Option Plan. The original term of the agreement was one year, but the agreement automatically extends for additional one year terms unless otherwise terminated by either party by October 31 of an existing term. Pursuant to such provision, Mr. Fogleman's contract automatically renewed on May 1, 2004, for the period through April 30, 2005. In the event that Mr. Fogleman's employment is terminated without cause, he will be entitled to a lump sum payment equal to his annual base salary and the continuation of his fringe benefits for a period of one year. A non-renewal of the contract term by Spitz within six months prior to or three years after a Change in Control (as defined above) will be treated as a termination without cause. The agreement also includes a restrictive covenant whereby Mr. Fogleman agrees not to engage in a competing business of the Company or Spitz for a period of (i) three years in the event of a termination for cause or (ii) one year in the event that his employment is otherwise terminated.

COMPENSATION OF DIRECTORS

Mr. Huber, the Chairman of the Board of Directors until his resignation as Chairman on May 3, 2004 was compensated at a rate of $67,500 per annum and each other outside director was paid a fee of $15,000 per annum. Currently, each outside director, including Mr. Huber, is paid a fee of $15,000 per annum.

On May 3, 2004, the Company entered into a consulting agreement with Charles F. Huber, a director of the Company. Pursuant to the consulting agreement, Mr. Huber provides consulting services to the Company with respect to strategy and analysis and other services as the Company may request. In consideration of the consulting services rendered under the consulting agreement, Mr. Huber is paid $52,500 per annum. Either party may terminate the consulting agreement upon written notice to the other party.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth certain information as to the only persons known to the Company to be the beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company as of April 30, 2004 (except for Charles
F. Huber, whose beneficial ownership is disclosed in the table captioned "Security Ownership Of Management"). The Common Stock is the Company's only class of voting securities.

                                           Amount and Nature
                                             Of Beneficial         % of Common
         Name and Address                      Ownership              Stock
         ----------------                      ---------              -----

         Pennfield Limited Partnership           81,760               17.9%
         c/o William D. Witter, Inc.
         153 East 53rd Street
         New York, NY 10022

         Inger Witter                            52,259               11.4%
         c/o William D. Witter, Inc.
         153 East 53rd Street
         New York, NY 10022

         Estate of William D. Witter(1)          40,036                8.8%
         c/o William D. Witter, Inc.
         153 East 53rd Street
         New York, NY 10022

         Anna Christina Witter                   30,125                6.6%
         c/o William D. Witter, Inc.
         153 East 53rd Street
         New York, NY 10022

----------
(1) William D. Witter, a former member of the Company's Board of Directors, passed away on May 11, 2003.

                                   ----------

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth, as of April 30, 2004, the number of shares of the outstanding Common Stock of the Company beneficially owned by each of the current directors and executive officers for whom disclosure is required to be made in the Summary Compensation Table pursuant to Item 402(a) (2) of Regulation S-B promulgated under the Securities Exchange Act of 1934, as amended, individually, and by the directors and all of the Company's executive officers as a group:

                                              Amount and Nature
                                                Of Beneficial         % of
         Name                                      Ownership      Common Stock
         ----                                      ---------      ------------

         Charles F. Huber                           60,000          13.1%
         153 East 53rd Street
         Greenwich, CT 06830

         Michael S. Gostomski                       21,290           4.7%
         c/o RBC Heim Bearings
         60 Round Hill Road
         Fairfield, CT 06430

         Calvin A. Thompson                         18,400(1)        4.0%
         PO Box 207
         Mount Kisco, NY 10549

         Jonathan A. Shaw                           13,750(2)        2.9%(3)
         c/o Transnational Industries, Inc.
         PO Box 198 Route One
         Chadds Ford, PA 19317

         Paul L. Dailey                             12,250(4)        2.7%(3)
         c/o Transnational Industries, Inc.
         PO Box 198 Route One
         Chadds Ford, PA 19317

         John A. Fogleman                           11,755(5)        2.5%(3)
         c/o Transnational Industries, Inc.
         PO Box 198 Route One
         Chadds Ford, PA 19317

         Charles H. Holmes, Jr                       2,500           0.5%
         c/o Transnational Industries, Inc.
         PO Box 198 Route One
         Chadds Ford, PA 19317

         Mason N. Carter                                 0           0.0%
         c/o Merrimac Industries, Inc.
         41 Fairfield Place
         West Caldwell, NJ 07006

         All current directors and executive
         officers as a group (8 persons)           140,195(6)       28.6%(3)

----------

(1) Includes 2,500 shares of Common Stock owned by Mr. Thompson's spouse. Mr. Thompson disclaims a beneficial interest in the shares of Common Stock owned by his spouse.

(2) Includes 11,250 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Shaw's stock options.

(3) Assumes the issuance by the Company of all securities issuable to such executive officer or all directors and executive officers as a group, as the case may be, upon the exercise of all options owned by such person or group.

(4) Includes 11,250 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Dailey's stock options.

(5) Includes 11,250 shares of Common Stock acquirable within sixty days upon the exercise of Mr. Fogleman's stock options

(6) Includes a total of 33,750 shares of Common Stock acquirable within sixty days upon the exercise of all stock options owned by the Company's executive officers.

                                   ----------

Equity Compensation Plan Information

The table below sets forth certain information as of the Company's fiscal year ended January 31, 2004 regarding the shares of the Company's common stock available for grant or granted under the Option Plan:

                                                                                            Number of securities
                                                                                           remaining available for
                                         Number of securities      Weighted-average         future issuance under
                                          to be issued upon        exercise price of      equity compensation plans
                                             exercise of              outstanding           (excluding securities
                                         outstanding options,      options, warrants       reflected in the first
                                         warrants and rights          and rights            column of this table)
                                         -------------------          ----------            ---------------------
Equity compensation plans
approved by security holders                    61,850                  $ 3.25                      88,150

Equity compensation plans not
approved by security holders                        --                      --                          --
                                                ------                  ------                      ------

Total                                           61,850                  $ 3.25                      88,150
                                                ======                  ======                      ======

Footnote 7 to the Company's financial statements, included in this Annual Report on Form 10-KSB for the fiscal year ended January 31, 2004, contains additional information regarding the Option Plan.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On May 3, 2004, the Company entered into a consulting agreement with Charles F. Huber, a director of the Company, as described in "ITEM 10. EXECUTIVE COMPENSATION - COMPENSATION OF DIRECTORS", which description is incorporated herein by reference.

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

3.3 Certificate of Amendment to Certificate of Incorporation of Registrant filed August 1, 1995, (previously filed).

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

10.1 Transnational Industries Inc. Amended and Restated 1995 Stock Option and Performance Incentive Plan (Exhibit "A" to Registrant's Proxy Statement filed July 23, 1999 incorporated herein by reference). *

10.2        Employment Agreement dated September 1, 2002 between Charles H.
            Holmes and Spitz Inc (Exhibit 10.2 to Registrant's Form 10-KSB for the fiscal year ended January 31, 2003 incorporated herein by reference).*

10.3 Employment Agreement dated September 1, 2002 between Paul L. Dailey and Spitz Inc. (Exhibit 10.3 to Registrant's Form 10-KSB for the fiscal year ended January 31, 2003 incorporated herein by reference).*

10.4        Employment Agreement dated September 1, 2002 between Jonathan A.
            Shaw and Spitz Inc. (Exhibit 10.4 to Registrant's Form 10-KSB for the fiscal year ended January 31, 2003 incorporated herein by reference).*

10.5 Employment Agreement dated May 1, 1995 between John A. Fogleman and Spitz Inc. (Exhibit 10.5 to Registrant's Form 10-KSB for the fiscal year ended January 31, 1996 incorporated herein by reference).*

10.6 Line of Credit Agreement, dated June 12, 1997, between First Keystone Savings Bank, the Company and Spitz, Inc. (Exhibit 10.1 to Registrant's Form 10-QSB for the quarterly period ended July 31, 1997 (the "7/97 Form 10-QSB") incorporated herein by reference).

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

10.13 Mortgage Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank, (previously filed).

10.14 Open-End Mortgage and Security Agreement dated January 14, 2004, between Spitz, Inc. and First Keystone Bank, (previously filed).

10.15 Third Modification Agreement dated January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc., (previously filed).

10.16 Loan Agreement dated as January 14, 2004, between First Keystone Bank, Transnational Industries, Inc. and Spitz, Inc., (previously filed).

10.17 Third Renewal Line of Credit Note dated January 14, 2004, of Transnational Industries, Inc. and Spitz, Inc. to First Keystone Bank, (previously filed).

10.18 Consulting Agreement dated May 3, 2004 between Charles F. Huber and Transnational Industries, Inc.

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

(b) Reports on Form 8-K for the quarter ended January 31, 2004.

            None

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees for professional services provided by the Company's independent auditors, Stockton Bates and Company LLP for the years ended January 31, 2004 and 2003 are as follows:

                                               Year ended January 31,
                                               ----------------------
                                                 2004          2003
                                               -------       -------
            Audit fees                         $39,790       $33,650
            Audit-related fees                     440         1.280
            Tax fees                             7,100         5,800
            All other fees                          --            --
                                               -------       -------
            Total                              $45,830       $40,730
                                               =======       =======

Audit fees

Audit fees consists of fees for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's quarterly reports on Form 10-QSB.

Audit-related fees

Audit-related fees consists of fees for professional services rendered for accounting consultations related to the accounting treatment of various transactions and business activities.

Tax fees

Tax fees consists of fees for professional services rendered for tax return preparation and advisory services provided for various federal and state tax matters.

Audit Committee pre-approval policies and procedures

All auditing services and all non-audit services that are to be performed by the Company's independent auditors must be pre-approved by the Audit Committee, or by any member thereof to whom the Audit Committee has delegated pre-approval authority. Any pre-approval decision by a member of the Audit Committee to whom the Audit Committee has delegated pre-approval authority shall be presented to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved 100% of the audit, audit-related and tax services conducted by Stockton Bates and Company LLP during the fiscal years ending January 31, 2004 and 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 21, 2004                     Transnational Industries, Inc.


By: /s/ Jonathan A. Shaw                By: /s/ Paul L. Dailey
    ------------------------                ------------------------------------
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

    Signature                   Title                               Date
    ---------                   -----                               ----


By: /s/ Jonathan A. Shaw
    ------------------------
    Jonathan A. Shaw            Director, President and             May 21, 2004
                                Chief Executive Officer
                                (Principal Executive Officer)


By: /s/ Paul L. Dailey
    ------------------------
    Paul L. Dailey              Executive Vice President and        May 21, 2004
                                Chief Financial Officer
                                (Principal Financial Officer)
                                (Principal Accounting Officer)


By: /s/ Charles F. Huber
    ------------------------
    Charles F. Huber            Director                            May 21, 2004


By: /s/ Michael S. Gostomski
    ------------------------
    Michael S. Gostomski        Director                            May 21, 2004


By: /s/ Calvin A. Thompson
    ------------------------
    Calvin A. Thompson          Director                            May 21, 2004


By:  /s/ Mason Carter
    ------------------------
    Mason Carter                Director                            May 21, 2004