Form 10QSB
period 2004-04-30
TRANSNATIONAL INDUSTRIES INC
filed 2004-06-14
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended April 30, 2004

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from ____________ to ____________ .

                       Commission File Number 000 - 14835

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

                         Common stock, $0.20 par value
                  Outstanding at May 31, 2004: 456,760 shares

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                         TRANSNATIONAL INDUSTRIES, INC.

                                      INDEX

                                                                            PAGE

Part I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Consolidated balance sheets --
              April 30, 2004, and  January 31, 2004.                         3-4

              Consolidated statements of operations -- Three
              months  ended April 30, 2004 and 2003                            5

              Consolidated statements of cash flows --
              Three months ended April 30, 2004 and 2003                       6

              Notes to consolidated financial statements --
              April 30, 2004.                                                7-8

      Item 2. Management's Discussion and Analysis or Plan of Operation     9-13

      Item 3. Controls and Procedures                                         13

Part II. OTHER INFORMATION

      Item 6. Exhibits and Reports on Form 8-K                                14

SIGNATURES                                                                    14

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                       April 30,     January 31,
                                                          2004          2004
                                                      --------------------------
Assets                                                (Unaudited)     (Audited)

Current Assets:
  Cash                                                  $    253      $    135
  Accounts receivable                                      1,207         2,932
  Inventories                                              2,182         1,970
  Deferred taxes                                             368           368
  Other current assets                                       127           157
                                                        ----------------------

Total current assets                                       4,137         5,562

Property, plant and equipment:
  Land                                                     1,092         1,092
  Building                                                 2,184         2,184
  Machinery and equipment                                  4,530         4,522
  Less accumulated depreciation                           (3,589)       (3,445)
                                                        ----------------------

Net machinery and equipment                                4,217         4,353

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                         118           118
  Computer software, less amortization                       377           405
  Goodwill                                                 1,622         1,622
                                                        ----------------------

Total other assets                                         2,117         2,145
                                                        ----------------------

Total assets                                            $ 10,471      $ 12,060
                                                        ======================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                          April 30,  January 31,
                                                            2004         2004
                                                        ------------------------
Liabilities and stockholders' equity                    (Unaudited)    (Audited)

Current liabilities:
 Accounts payable                                         $    633    $  1,253
 Deferred maintenance revenue                                  365         569
 Accrued expenses                                              285         269
 Billings in excess of cost and estimated earnings           1,005       1,220
 Current portion of long-term debt                             304         330
                                                          --------------------

Total current liabilities                                    2,592       3,641

Long-term debt, less current portion                         3,892       4,456

Stockholders' equity:
 Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000 shares;
    issued and outstanding 318 shares
    (liquidating value $197,558)                                73          73
 Common stock, $0.20 par value -authorized
    1,000,000 shares; issued and outstanding 456,760
    (excluding 45,710 shares held in treasury)                 100         100
 Additional paid-in capital                                  8,521       8,521
 Accumulated deficit                                        (4,570)     (4,594)
                                                          --------------------
                                                             4,124       4,100
Less: Treasury stock                                          (137)       (137)
                                                          --------------------
Total stockholders' equity                                   3,987       3,963
                                                          --------------------

Total liabilities and stockholders' equity                $ 10,471    $ 12,060
                                                          ====================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)
                     (In thousands, except per share data)

                                                           Three Months Ended
                                                                 April 30,
                                                          ----------------------
                                                            2004          2003
                                                          ----------------------
Revenues                                                  $  2,570      $  2,485
Cost of Sales                                                1,741         1,716
                                                          ----------------------
                                                               829           769
Gross Margin

Selling expenses                                               218           216
Research and development                                       245           220
General and administrative expenses                            273           280
                                                          ----------------------
                                                               736           716
                                                          ----------------------
Operating income                                                93            53

Interest expense                                                66            29
                                                          ----------------------
Income before income                                            27            24

Provision for income taxes                                       3            --
                                                          ----------------------
Net income                                                      24            24

Preferred dividend requirement                                   2             2
                                                          ----------------------

Income applicable to common shares                        $     22      $     22
                                                          ======================

Basic income per common share                             $    .05      $    .05
                                                          ======================
Diluted income per common share                           $    .05      $    .05
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

                         Transnational Industries, Inc.
                             Consolidated Statements
                                  of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                        Three Months ended
                                                                             April 30,
                                                                      -----------------------
                                                                         2004          2003
                                                                      -----------------------
Operating activities
Net income                                                            $     24       $     24
Adjustments to reconcile net income to net cash
provided by operating activities:
    Depreciation and amortization                                          172            151
    Provision for obsolescence                                              10             10
    Changes in operating assets and liabilities, net:
        Accounts receivable                                              1,725            789
        Inventories                                                         94            (43)
        Other current assets                                                30             40
        Billings net of cost and estimated earnings on contracts          (531)            99
        Accounts payable                                                  (620)           102
        Accrued expenses                                                  (188)          (132)
                                                                      -----------------------
Net cash provided by operating activities                                  716          1,040
                                                                      -----------------------

Investing activities
Capital expenditures                                                        (8)           (89)
                                                                      -----------------------
Net cash used by investing activities                                       (8)           (89)
                                                                      -----------------------

Financing activities
Proceeds from revolving line of credit                                     225            350
Payments on revolving line of credit                                      (725)        (1,200)
Payments on capital leases                                                 (68)           (62)
Scheduled payments on long term debt                                       (22)            --
                                                                      -----------------------
Net cash used by financing activities                                     (590)          (912)
                                                                      -----------------------

Increase (decrease) in cash                                                118             39
Cash at beginning of period                                                135             76
                                                                      -----------------------
Cash at end of period                                                 $    253       $    115
                                                                      =======================

                         Transnational Industries, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                 April 30, 2004

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three-month period ended April 30, 2004, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2004, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2004.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                                 Three Months ended
                                                                      April, 30
                                                               ----------------------
                                                                 2004          2003
                                                               ----------------------
Numerator (same for basic and dilutive):
   Net income                                                  $     24      $     24
   Preferred dividend requirement                                     2             2
                                                               ----------------------
   Net income available to common  stockholders                $     22      $     22
                                                               ======================
Denominator:
   Weighted average shares outstanding for basic earnings
     per share                                                  456,760       456,760
   Dilutive effect of employee stock options                     22,853         6,427
                                                               ----------------------
   Weighted average shares outstanding and assumed
     conversions for dilutive earnings per share                479,613       463,187
                                                               ======================

Basic earnings per share                                       $    .05      $    .05
                                                               ======================
Diluted earnings per share:                                    $    .05      $    .05
                                                               ======================

Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares amounted to 1,871 shares in each of three month periods ended April 30, 2004 and 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues for the first quarter of the fiscal year ending January 31, 2005 (fiscal 2005) were $2,570,000 compared to $2,485,000 for the first quarter of the fiscal year ended January 31, 2004 (fiscal 2004), an increase of $85,000 (3%). The increase was attributable to higher revenue from optical planetarium contracts, which was partially offset by lower revenue from domes and digital products. Dome revenues were $994,000 in the first quarter of fiscal 2005 compared to $1,008,000 in the first quarter of fiscal 2004, a decrease of $14,000 (1%). The decrease in dome revenues was attributable to lower revenue from film and planetarium theaters, which offset an increase in revenue on architectural domes. Optical planetarium revenues were $1,221,000 in the first quarter of fiscal 2005 compared to $1,022,000 in the first quarter of fiscal 2004, an increase of $199,000 (19%). The increase in optical planetarium revenues was attributable to the sale of several new systems to the educational market. One of the new mechanical optical planetarium systems sales included a projector supplied by another company, which was integrated with other system components supplied by the Company. Also, optical planetarium revenues include $353,000 for the sale of maintenance and parts in the first quarter of fiscal 2005 compared to $323,000 in the first quarter of fiscal 2004, an increase of $30,000 (9%). The increase in maintenance and parts revenues was due to the timing of performance on preventive maintenance agreements. Digital products revenue amounted to $355,000 in the first quarter of fiscal 2005 compared to $455,000 in the first quarter of fiscal 2004, a decrease of $100,000 (22%). The decrease in digital products revenue in fiscal 2005 was attributable to higher volume of activity in the first quarter of fiscal 2004 on an ElectricSky(R) system in production. This compared to an ElectricSky(R) system in the final phase of installation in the first quarter of fiscal 2005.

The backlog of unearned revenue as of April 30, 2004 was approximately $6,200,000, raised from the backlog of unearned revenue of $5,900,000 as of January 31, 2004. The backlog of unearned revenue is the sum of the revenue remaining to be recognized under the percentage completion method for all orders booked as of the date stated. New contract bookings from February through April 2004 amounted to approximately $2,600,000. In May 2004 the Company was notified that it would be awarded approximately $3,200,000 of additional new contract orders expected to be booked in June. Adding the new awards to the backlog as of April 30, 2004 results in a total of $9,400,000 of contract orders available to be earned after the first quarter of fiscal 2005. Most of this amount is scheduled to be earned within one year; however, customer induced delays may push the revenue beyond the current schedule. The Company continues to demonstrate its new digital products at its site and at trade conferences in pursuit of many interested sales prospects. Dome prospects remain strong as requests for quotes continue at a high level. Optical planetarium activity remains steady with opportunities for competitive alliances that will take advantage of the strength of the Company's products when integrated with others' products. The current backlog supplemented by the new orders and the strong sales prospects is expected to sustain revenues at profitable levels through fiscal 2005 and into fiscal 2006.

Gross margins were 32.3% in the first quarter of fiscal 2005 compared to 30.9% in the first quarter of fiscal 2004. The improvement was due to improved performance on several customer projects in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Selling expenses remained level increasing only $2,000 in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as increases in the use of engineering resources used for proposal preparation were mostly offset by decreases in expenditures on consultants, trade conferences and product demonstrations. Research and development expenses increased $25,000 (11%) in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The increase in research and development expenses was due to more engineering resources dedicated to research and development activities in the first quarter of fiscal 2005 as opposed to customer contract activities in the first quarter of fiscal 2004. General and administrative expenses decreased $7,000 (3%) in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004 as higher legal fees related to corporate governance issues were offset by reductions in various other administrative expenses.

Interest expense amounted to $66,000 in the first quarter of fiscal 2005 compared to $29,000 in the first quarter of fiscal 2004. The $66,000 reported in the first quarter of fiscal 2005 consisted of $46,000 paid on a new mortgage note from the purchase of the Company's facility in January 2004, $12,000 paid on the bank revolving credit note plus $8,000 paid on capital lease obligations. The $29,000 reported in the first quarter of fiscal 2004 consisted of $15,000 paid on the bank revolving credit note and $14,000 paid on capital leases. The fiscal 2005 increase in interest expense attributable to the new mortgage was mostly matched by a reduction of operating expenses and factory overhead resulting from the difference between rent paid in fiscal 2004 versus depreciation recorded in fiscal 2005. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. Income tax expense in fiscal 2005 represents estimated state income taxes payable. State income taxes in the first quarter of fiscal 2004 were offset by net operating loss carryforwards generated in fiscal 2003. As a result of the above, net income of $24,000 was recorded in each the first quarters of fiscal 2005 and fiscal 2004.

Liquidity and Capital Resources

Net cash provided by operating activities was $716,000 in the first quarter of fiscal 2005, compared to $1,040,000 provided in the first quarter of fiscal 2004. The $716,000 provided in fiscal 2005 was produced by $510,000 of cash provided by changes in operating assets and liabilities and the $24,000 of net income after considering the effects of $182,000 of non-cash charges. The $1,040,000 provided in fiscal 2004 was produced by $855,000 of cash provided by changes in operating assets and liabilities and the $24,000 of net income after considering the effects of $161,000 of non-cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts. The Company expects changes in operating assets from period to period to remain both material and variable.

The $716,000 of cash provided by operations in the first quarter of fiscal 2005 was partially used by $8,000 of investing activities and $590,000 of financing activities. The $1,040,000 of cash provided by operations in the first quarter of fiscal 2004 was almost entirely used by $89,000 of investing activities and $912,000 of financing activities. The net result was a $118,000 increase in cash balances during the first quarter of fiscal 2005 compared to an increase of $39,000 during the first quarter of fiscal 2004.

Financing activities in the first quarter of fiscal 2005 consisted of payments of $68,000 on capital leases, principle payments of $22,000 on the new mortgage note and $500,000 of net payments on the bank revolving credit note. This resulted in a $590,000 first quarter decrease in total debt from $4,786,000 at January 31, 2004 to $4,196,000 at April 30, 2004. Financing activities in the first quarter of fiscal 2004 consisted of payments of $62,000 on capital leases and $850,000 of net payments on the bank revolving credit note. There were no non-cash financing transactions in the first quarters of fiscal 2005 or 2004.

Total debt at April 30, 2004 and January 31, 2004 includes the balance of the $3,200,000 mortgage note used to finance the purchase of the Company's facility in January 2004. The note requires monthly principle and interest payments based on a twenty-year amortization. The monthly payment for the first three years is $22,647 computed with interest at 5.75% per annum. This compares to a $21,850 monthly rent payment under the lease agreement in force prior to the purchase of the facility. Under the lease agreement the rent was subject to an inflationary escalation formula that would have resulted in monthly rent of $25,279 beginning May 1, 2004 and would have escalated again in two years. On January 14, 2007 and each third year thereafter, the interest rate and monthly payment on the mortgage note will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve ("3YCMT"). The 3YCMT as of May 31, 2004 was 3.11%.

Investing activities consisted of the purchase of $8,000 and $89,000 of machinery and equipment in the first quarters of fiscal 2005 and 2004, respectively.

The balance on the Company's revolving credit note was $725,000 at April 30, 2004 compared to $1,225,000 at January 31, 2004. The balance on the revolving credit note represents the balance due under a Revolving Credit Agreement. Under the Revolving Credit Agreement the Company can borrow up to $3,000,000 subject to a collateral formula. The collateral formula under the Revolving Credit Agreement allowed for borrowing up to $2,324,000 at April 30, 2004 compared to $3,000,000 at January 31 2004. This resulted in unused borrowing capacity of $1,599,000 at April 30, 2004 compared to $1,775,000 at January 31, 2004. Cash balances of $253,000 provided additional liquidity at April 30, 2004 compared to $135,000 at January 31, 2004. The next source of liquidity, accounts receivable, decreased to $1,207,000 at April 30, 2004 compared to $2,932,000 at January 31, 2004. This resulted in a $1,107,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at April 30, 2004 compared to January 31, 2004. As anticipated, contracts in progress began to use the liquidity from previous customer contract advances as revenue recorded began to catch up with billings. At April 30, 2004, billings on customer contracts exceeded revenue recorded by $149,000 compared to $680,000 at January 31, 2004, a decrease of $531,000. This contributed to the decrease in liquidity available from cash, borrowing capacity and accounts receivable along with the payment of significant subcontractor obligations from customer contracts, which were included in accounts payable at January 31, 2004. With billings exceeding revenue recorded by $149,000 at April 30, 2004, contracts in progress will absorb liquidity; however, progress payments on new contracts are expected to continue to adequately fund the demands on liquidity in fiscal 2005. The timing of bookings and payments on customer contracts will remain important to long term liquidity.

At April 30, 2004, the Company was contingently liable for approximately $115,000 under standby letters of credit issued on its behalf by its bank. The letters of credit were issued as security for performance on customer contracts. The Company's bank underwrites letter of credit requirements on an individual approval basis independent of its other bank agreements.

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

Revenues from sales of domes and planetarium and digital systems are recognized in accordance with the percentage of completion method. Under the percentage of completion method, revenue is computed by measuring the percentage of cost incurred to the estimated total cost for each customer contract. As such, the amount of revenue and earnings recognized is affected by the estimate of the cost to complete each customer contract. Contract billing terms do not necessarily mirror the revenue recognized. Often, the timing of billings is significantly different than the timing of the revenue recorded. Revenues recognized but not yet billed are recorded with inventory as Cost and Estimated Earnings in Excess of Billings. Conversely, billings in advance of revenue recognized are recorded with current liabilities as Billings in Excess of Cost and Estimated Earnings.

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

31.1 Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2 Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

      The Registrant did not file any reports on Form 8-K during the three months ended April 30, 2004.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           TRANSNATIONAL INDUSTRIES, INC.


Date: June 14, 2004                        /s/ Paul L. Dailey
      -------------                        -------------------------------
                                           Paul L. Dailey
                                           Executive Vice President,
                                           and Chief Financial Officer
                                           (Principal Financial Officer)
                                           (Chief Accounting Officer)