Form 10QSB
period 2004-10-31
TRANSNATIONAL INDUSTRIES INC
filed 2004-12-15
CIK 796228

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

      (Mark One)

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended October 31, 2004

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

      For the transition period from_________________to___________________.

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

                         Common stock, $0.20 par value
                Outstanding at November 30, 2004: 456,760 shares

Transitional Small Business Disclosure Format (check one):
YES |_| NO |X|

                         TRANSNATIONAL INDUSTRIES, INC.

                                   INDEX                                    PAGE

Part I. FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Consolidated balance sheets --
               October 31, 2004, and  January 31, 2004.                      3-4

               Consolidated statements of operations -- Three
               months  ended October 31, 2004 and 2003; nine months
               ended October 31, 2004 and 2003.                                5

               Consolidated statements of cash flows --
               Nine months ended October 31, 2004 and 2003                     6

               Notes to consolidated financial statements --
               October 31, 2004.                                             7-8

      Item 2.  Management's Discussion and Analysis or Plan of Operation    9-13

      Item 3.  Controls and Procedures                                        14

Part II. OTHER INFORMATION

      Item 6.  Exhibits                                                       15

SIGNATURES                                                                    15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         Transnational Industries, Inc.

                           Consolidated Balance Sheets

                             (Dollars in thousands)

                                                       October 31,    January 31,
                                                           2004          2004
                                                       --------------------------
Assets                                                 (Unaudited)    (Audited)
Current Assets:
  Cash                                                 $        97    $       135
  Accounts receivable                                        1,989          2,932
  Inventories                                                2,606          1,970
  Deferred taxes                                               368            368
  Other current assets                                         193            157
                                                       --------------------------

Total current assets                                         5,253          5,562

Property, plant and equipment:
  Land                                                       1,092          1,092
  Building                                                   2,184          2,184
  Machinery and equipment                                    4,640          4,522
  Less accumulated depreciation                             (3,874)        (3,445)
                                                       --------------------------

Net machinery and equipment                                  4,042          4,353

Other assets:
  Repair and maintenance inventories, less provision
    for obsolescence                                           118            118
  Computer software, less amortization                         322            405
  Goodwill                                                   1,622          1,622
                                                       --------------------------

Total other assets                                           2,062          2,145
                                                       --------------------------

Total assets                                           $    11,357    $    12,060
                                                       ==========================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                             (Dollars in thousands)

                                                                          October 31,     January 31,
                                                                             2004            2004
                                                                         ----------------------------
Liabilities and stockholders' equity                                      (Unaudited)      (Audited)
Current liabilities:
  Accounts payable                                                       $      1,054    $      1,253
  Deferred maintenance revenue                                                    577             569
  Accrued expenses                                                                323             269
  Billings in excess of cost and estimated earnings                             1,211           1,220
  Current portion of long-term debt                                               203             330
                                                                         ----------------------------

Total current liabilities                                                       3,368           3,641

Long-term debt, less current portion                                            3,942           4,456

Stockholders' equity:
  Series B cumulative convertible preferred stock,
    $0.01 par value - authorized 100,000 shares;
    issued and outstanding 318 shares
    (liquidating value $201,930)                                                   73              73
 Common stock, $0.20 par value -authorized
     1,000,000 shares; issued and outstanding 456,760
     (excluding 45,710 shares held in treasury)                                   100             100
 Additional paid-in capital                                                     8,521           8,521
 Accumulated deficit                                                           (4,510)         (4,594)
                                                                         ----------------------------
                                                                                4,184           4,100
Less: Treasury stock                                                             (137)           (137)
                                                                         ----------------------------
Total stockholders' equity                                                      4,047           3,963
                                                                         ----------------------------

Total liabilities and stockholders' equity                               $     11,357    $     12,060
                                                                         ============================

See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                      Consolidated Statements of Operations

                                   (Unaudited)
                     (In thousands, except per share data)

                                        Three Months Ended    Nine Months Ended
                                            October 31           October 31
                                        ------------------    -----------------
                                         2004        2003      2004       2003
                                        ------------------    -----------------

Revenues                                $2,941      $2,834    $7,975     $7,966
Cost of Sales                            2,132       1,891     5,470      5,654
                                        ------------------    -----------------
Gross Margin                               809         943     2,505      2,312

Selling expenses                           250         222       683        698
Research and development                   256         247       765        675
General and administrative expenses        231         255       783        801
                                        ------------------    -----------------
                                           737         724     2,231      2,174
                                        ------------------    -----------------
Operating income                            72         219       274        138

Interest expense                            51          24       180         79
                                        ------------------    -----------------
Income before income tax                    21         195        94         59

Provision for income taxes                  --           5        10          5
                                        ------------------    -----------------
Net income                                  21         190        84         54

Preferred dividend requirement               2           2         6          6
                                        ------------------    -----------------
Income applicable to common shares      $   19      $  188    $   78     $   48
                                        ==================    =================

Basic income per common share           $  .04      $  .41    $  .17     $  .11
                                        ==================    =================
Diluted income per common share         $  .04      $  .40    $  .16     $  .10
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

                         Transnational Industries, Inc.
                             Consolidated Statements
                                  of Cash Flows
                                   (Unaudited)
                                 (In thousands)

                                                                               Nine Months ended
                                                                                  October 31,
                                                                             --------------------
                                                                               2004         2003
                                                                             --------------------
Operating activities
Net income                                                                   $    84      $    54
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
    Depreciation and amortization                                                512          439
    Provision for obsolescence                                                    30           30
        Changes in operating assets and liabilities, net:
        Accounts receivable                                                      943          683
        Inventories                                                             (173)         (89)
        Other current assets                                                     (36)           7
        Billings net of cost and estimated earnings on contracts                (502)        (120)
        Accounts payable                                                        (199)         178
        Accrued expenses                                                          62           69
                                                                             --------------------
Net cash provided by (used in) operating activities                              721        1,251
                                                                             --------------------

Investing activities
Capital expenditures                                                            (118)        (305)
                                                                             --------------------
Net cash used in investing activities                                           (118)        (305)
                                                                             --------------------

Financing activities
Proceeds from revolving line of credit                                         1,675        1,825
Payments on revolving line of credit                                          (2,050)      (2,500)
Payments on capital leases                                                      (193)        (191)
Scheduled payments on long term debt                                             (73)          --
                                                                             --------------------
Net cash provided by (used in) financing activities                             (641)        (866)
                                                                             --------------------

Increase (decrease) in cash                                                      (38)          80
Cash at beginning of period                                                      135           76
                                                                             --------------------
Cash at end of period                                                        $    97      $   156
                                                                             ====================

     See notes to consolidated financial statements.

                         Transnational Industries, Inc.

                   Notes to Consolidated Financial Statements

                                   (Unaudited)

                                October 31, 2004

Note A -- BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required for complete financial statements by accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. All such adjustments are of a normal recurring nature. Operating results for the three month and nine month periods ended October 31, 2004, are not necessarily indicative of the results to be expected for the fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended January 31, 2004, contained in the Registrant's Annual Report on Form 10-KSB for the year ended January 31, 2004.

Note B - EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (dollars in thousands except per share data):

                                                         Three Months Ended        Nine Months Ended
                                                             October 31                October 31
                                                        ---------------------     ---------------------
                                                          2004         2003         2004         2003
                                                        ---------------------     ---------------------
Numerator (same for basic and diluted):
Net income                                              $     21     $    190     $     84     $     54
Preferred dividend requirement                                 2            2            6            6
                                                        ---------------------     ---------------------
Net income available to common stockholders             $     19     $    188     $     78     $     48
                                                        =====================     =====================

Denominator:
Weighted average shares outstanding for basic
earnings per share                                       456,760      456,760      456,760      456,760
Dilutive effect of employee stock options                 22,739        9,777       20,216        8,660
                                                        ---------------------     ---------------------
Weighted average shares outstanding and assumed
conversions for diluted earnings per share               479,499      466,537      476,976      465,420
                                                        =====================     =====================

Basic income per share                                  $    .04     $    .41     $    .17     $    .11
                                                        =====================     =====================
Diluted income per share                                $    .04     $    .40     $    .16     $    .10
                                                        =====================     =====================

Common shares potentially issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares would have an antidilutive effect on earnings per share and therefore have not been included in the above computations. Weighted average common shares issuable under the contractual conversion rights of the Series B cumulative convertible preferred shares amounted to 1,871 shares in each of three-month periods ended October 31, 2004 and 2003.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Revenues in the third quarter and first nine months of the fiscal year ending January 31, 2005 ("fiscal 2005") were $2,941,000 and $7,975,000 compared to
$2,834,000 and $7,966,000 in the comparable periods of the fiscal year ended January 31, 2004 ("fiscal 2004"), an increase of $107,000 (4%) and $9,000 (less than 1%) for the quarter and nine-month period, respectively. The increase for the quarter was attributable to higher revenue from domes and digital planetarium products, which offset lower revenue from mechanical optical planetarium systems. For the nine-month period, higher revenue from domes and mechanical optical planetarium systems offset lower revenue from digital planetarium products.

Digital planetarium revenue amounted to $474,000 and $1,196,000 in the third quarter and first nine months of fiscal 2005, compared to $372,000 and $1,826,000 in the comparable periods of fiscal 2004, resulting in an increase of $102,000 (27%) for the quarter and a decrease of $630,000 (35%) for the nine-month period. The variance in digital product revenue was attributable to higher volume of activity in the third quarter from the start of production of two ElectricSky(R) systems and several SciDomes, which was preceded by less significant installation activity from previous sales in the first half of fiscal 2005. This compared to higher revenue from production activity on a large ElectricSky(R) system in the first half of fiscal 2004 followed by less significant revenue from installation in the third quarter of fiscal 2004.

Mechanical optical planetarium revenues were $515,000 and $2,499,000 in the third quarter and first nine months of fiscal 2005 compared to $585,000 and $2,343,000 in the comparable periods of fiscal 2004, a decrease of $70,000 (12%) for the quarter and an increase of $156,000 (7%) for the nine-month period, respectively. The decrease in mechanical optical planetarium revenues for the quarter was attributable to fewer sales of the Company's planetarium projectors. The increase in mechanical optical planetarium revenues for the nine-month period was attributable to more sales of new systems whereby projectors supplied by another company were integrated with other system components supplied by the Company. Mechanical optical planetarium revenues also include sales of maintenance and parts amounting to $300,000 and $926,000 in the third quarter and first nine months of fiscal 2005 compared to $302,000 and $882,000 in the comparable periods of fiscal 2004, a decrease of $2,000 (less than 1%) for the quarter and an increase of $44,000 (5%) for the nine-month period. The fluctuation in maintenance and parts revenues was due mainly to the timing of performance on preventive maintenance agreements.

Dome revenues were $1,952,000 and $4,280,000 in the third quarter and first nine months of fiscal 2005 compared to $1,877,000 and $3,797,000 in the comparable periods of fiscal 2004, an increase of $75,000 (4%) for the quarter and an increase of $483,000 (13%) for the nine-month period. For the quarter, higher revenue from ride simulator and planetarium domes offset lower revenue from large-format film and architectural domes. For the nine-month period, higher revenue from planetarium, architectural, training and ride simulator domes offset lower revenue from large-format film domes.

The backlog of unearned revenue as of October 31, 2004 was approximately $7,000,000, raised from the backlog of unearned revenue of $5,900,000 as of January 31, 2004. The backlog of unearned revenue is the sum of the revenue remaining to be recognized under the percentage completion method for all orders booked as of the date stated. New contract bookings from February through October 2004 amounted to approximately $7,900,000. Subsequent to October 31, 2004, the Company has booked or has been notified that it will be awarded approximately $600,000 of additional new contract orders. Adding the new awards to the backlog as of October 31, 2004 results in a total of $7,600,000 of contract orders available to be earned after October 31, 2004. The $7,600,000 of contract orders available is scheduled to earn $2,500,000 of dome revenue and $5,100,000 of planetarium revenue. Most of this amount is scheduled to be earned within one year; however, customer induced delays may push the revenue beyond the current schedule. The Company continues to demonstrate its new digital products at its site and at trade conferences in pursuit of many interested sales prospects. Planetarium backlog is higher than historical levels and sales prospects for the Company's digital products remain strong. Mechanical optical planetarium activity remains steady with opportunities for competitive alliances that take advantage of the strength of the Company's products when integrated with others' products. Dome backlog is lower than historical levels and there is a reduced level of large dome sales prospects expected to be booked in the near term. Long-term sales prospects for domes remain strong. As a result, higher revenue from digital planetarium products and lower revenue from domes are anticipated over the next twelve months. The current backlog supplemented by the new orders and the sales prospects is expected to sustain revenues at profitable levels through fiscal 2005 and into fiscal 2006.

Gross margins were 27.5% and 31.4% in the third quarter and first nine-months of fiscal 2005 compared to 33.3% and 29.0% in the comparable periods of fiscal 2004. The reduced gross margin for the quarter was attributable to challenges encountered on the installation of an architectural dome and reduced margins on the completion of three mechanical optical planetarium systems. The improvement for the nine-month period was due to improved performance on several customer projects in the first half of fiscal 2005 compared to problems encountered on several projects in the first half of fiscal 2004. More specifically, the newer digital systems have experienced improved margins. Selling expenses increased $28,000 (13%) in the third quarter and decreased $15,000 (2%) and first nine months of fiscal 2005 compared to the comparable periods of fiscal 2004. The increase in selling expense for the third quarter was primarily attributable to conference and trade show expenditures. The decrease in selling expense for the nine-month period was attributable to reductions in expenditures for product brochures, consultants, trade conferences and product demonstrations. Research and development expenses increased $9,000 (4%) and $90,000 (13%) in the third quarter and first nine months of fiscal 2005 compared to the comparable periods of fiscal 2004. The increase in research and development expenses was due to more engineering resources dedicated to research and development activities in fiscal 2005 as opposed to customer contract activities in fiscal 2004. General and administrative expenses decreased $24,000 (9%) and $18,000 (2%) in the third quarter and first nine months of fiscal 2005 compared to the comparable periods of fiscal 2004. The decrease in general and administrative expenses was due to reductions in various administrative expenses that offset higher legal fees related to corporate governance issues.

Interest expense amounted to $51,000 and $180,000 in the third quarter and first nine months of fiscal 2005 compared to $24,000 and $79,000 in the comparable periods of fiscal 2004. The $51,000 and $180,000 reported in the third quarter and first nine months of fiscal 2005 consisted of $38,000 and $131,000 paid on a new mortgage note from the purchase of the Company's facility in January 2004, $8,000 and $30,000 paid on the bank revolving credit note, plus $5,000 and $19,000 paid on capital lease obligations. The $24,000 and $79,000 reported in the third quarter and first nine months of fiscal 2004 consisted of $13,000 and $42,000 paid on bank debt agreements plus $11,000 and $37,000 paid on capital lease obligations. The fiscal 2005 increase in interest expense attributable to the new mortgage was almost matched by a reduction of operating expenses and factory overhead resulting from the difference between rent paid in fiscal 2004 versus depreciation recorded in fiscal 2005. The Company continues to pay no federal income taxes as federal taxable income is offset by the utilization of net operating loss carryforwards. Income tax expense in fiscal 2005 represents estimated state income taxes payable. As a result of the above, the Company reported net income of $21,000 and $84,000 in the third quarter and first nine months of fiscal 2005 compared to $190,000 and $54,000 for the comparable periods of fiscal 2004, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $721,000 in the first nine months of fiscal 2005, compared to $1,251,000 provided in the first nine months of fiscal 2004. The $721,000 provided in fiscal 2005 was a result of $95,000 of cash provided by changes in operating assets and liabilities and the $84,000 of net income after considering the effects of $542,000 of non-cash charges. The $1,251,000 provided in fiscal 2004 was a result of $728,000 of cash provided by changes in operating assets and liabilities and the $54,000 of net income after considering the effects of $469,000 of non-cash charges. The change in operating assets from time to time is primarily attributable to progress payment terms on particular customer contracts. The Company expects changes in operating assets from period to period to remain both material and variable.

The $721,000 of cash provided by operations in the first nine months of fiscal 2005 was offset by $118,000 of investing activities and $641,000 of financing activities. The $1,251,000 of cash provided by operations in the first nine months of fiscal 2004 was mostly consumed by $305,000 of investing activities and $866,000 of financing activities. The net result was a $38,000 decrease in cash balances during the first nine months of fiscal 2005 compared to an increase of $80,000 during the first nine months of fiscal 2004.

Financing activities in the first nine months of fiscal 2005 consisted of payments of $193,000 on capital leases, principle payments of $73,000 on the new mortgage note and $375,000 of net payments on the bank revolving credit note. This resulted in a $641,000 decrease in total debt from $4,786,000 at January 31, 2004 to $4,145,000 at October 31, 2004. Financing activities in the first nine months of fiscal 2004 consisted of payments of $191,000 on capital leases and $675,000 of net payments on the bank revolving credit note. There were no non-cash financing transactions in the first nine months of fiscal 2005 or 2004.

Total debt at October 31, 2004 and January 31, 2004 includes the balance of the $3,200,000 mortgage note used to finance the purchase of the Company's facility in January 2004. The note requires monthly principle and interest payments based on a twenty-year amortization. The monthly payment for the first three years is $22,647 computed with interest at 5.75% per annum. This compares to a $21,850 monthly rent payment under the lease agreement in force prior to the purchase of the facility. Under the lease agreement the rent was subject to an inflationary escalation formula that would have resulted in monthly rent of $25,279 beginning May 1, 2004 and would have escalated again in two years. On January 14, 2007 and each third year thereafter, the interest rate and monthly payment on the mortgage note will be adjusted to the greater of 5.75% or 3% over the Three-Year Constant Maturity Treasury Rate published by the United States Federal Reserve ("3YCMT"). The 3YCMT as of November 30, 2004 was 3.22%.

Investing activities in the first nine months of fiscal 2005 consisted of $118,000 of machinery and equipment additions. Investing activities in the first nine months of fiscal 2004 consisted of $220,000 of machinery and equipment additions and the development of computer software amounting to $85,000.

The balance on the Company's revolving credit note was $850,000 at October 31, 2004 compared to $1,225,000 at January 31, 2004. The balance on the revolving credit note represents the balance due under a Revolving Credit Agreement. Under the Revolving Credit Agreement the Company can borrow up to $3,000,000 subject to a collateral formula. The collateral formula under the Revolving Credit Agreement allowed for borrowing up to $3,000,000 at October 31, and January 31, 2004. This resulted in unused borrowing capacity of $2,150,000 at October 31, 2004 compared to $1,775,000 at January 31, 2004. Cash balances of $97,000 provided additional liquidity at October 31, 2004 compared to $135,000 at January 31, 2004. The next source of liquidity, accounts receivable, decreased to $1,989,000 at October 31, 2004 compared to $2,932,000 at January 31, 2004.
This resulted in a $606,000 decrease in liquidity available from cash, borrowing capacity and accounts receivable at October 31, 2004 compared to January 31, 2004. Progress payments continued to fund contracts in progress as billings on customer contracts exceeded revenue recorded by $178,000 at October 31, 2004 compared to $680,000 at January 31, 2004, a decrease of $502,000. This contributed to the decrease in liquidity available from cash, borrowing capacity and accounts receivable along with the payment of significant subcontractor obligations from customer contracts, which were included in accounts payable at January 31, 2004. With billings exceeding revenue recorded by $178,000 at October 31, 2004, contracts in progress will absorb future liquidity; however, progress payments on new contracts are expected to continue to provide some relief to demands on liquidity in fiscal 2005. The timing of bookings and related payments on customer contracts will remain important to long term liquidity.

At October 31, 2004 and January 31, 2004, the Company was contingently liable for approximately $115,000 under standby letters of credit issued on its behalf by its primary bank lender. The letters of credit were issued as security for performance on customer contracts. The Company's primary bank lender underwrites letter of credit requirements on an individual approval basis independent of its other bank agreements.

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

                                            TRANSNATIONAL INDUSTRIES, INC.


                                            /s/   Paul L. Dailey
                                            ---------------------------------
Date:  December 15, 2004                    Paul L. Dailey
                                            Executive Vice President,
                                            and Chief Financial Officer
                                            (Principal Financial Officer)
                                            (Chief Accounting Officer)